Form 10QSB
period 2005-09-30
Rx Staffing, Inc.
filed 2005-10-25
CIK 1321559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-124060

RX STAFFING, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1718 Fawn Court N.W. Gig Harbor, Washington	98332
(Address of principal executive offices)	(Zip Code)

(253) 720-0022
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000

RX STAFFING, INC.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION                                                                                                                                                        3

Unaudited Financial Statements                                                                                                                                                                     3

Management's Discussion and Plan of Operation                                                                                                                                      12

Controls and Procedures                                                                                                                                                                              15

Exhibits and Reports on Form 8-K                                                                                                                                                              15

SIGNATURES                                                                                                                                                                                                16

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2 previously filed with the Commission on July 21, 2005, and subsequent amendments made thereto.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,282

Total Assets	$2,282

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Accounts payable	$-

Total Current Liability	-

Total Liability	-

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized
10,000,000 shares issued and outstanding	10,000
Deficit accumulated during the development stage	(7,718)

Total Stockholders' Equity	2,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,282

The accompanying notes are an integral part of these condensed financial statements.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the Nine Months Ended		For the Three Months Ended		Cumulative Totals
	September 30,	September 30,	September 30,	September 30,	December 6, 2004 (Inception)
	2005	2004	2005	2004	Through September 30, 2005

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	5,554	-	2,851	-	5,554
General and administrative expenses	801	-	628	-	801
Outside services	1,363	-	484	-	1,363
Total operating expenses	7,718	-	3,963	-	7,718

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(7,718)	-	(3,963)	-	(7,718)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO
COMMON SHARES	$(7,718)	$-	$(3,963)	$-	$(7,718)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$-	$(0.00)	$-

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,000,000	-	10,000,000	-

The accompanying notes are an integral part of these condensed financial statements.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the nine	Cumulative Totals
	months ended	December 6, 2004 (inception)
	September 30, 2005	through September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,718)	$(7,718)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in assets and liabilities

Total adjustments	-	-

Net cash (used in) operating activities	(7,718)	(7,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	10,000	10,000

Net cash provided by financing activities	10,000	10,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,282	2,282

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,282	$2,282

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
During the period, cash was paid for the following
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Rx Staffing, Inc. (the "Company"), a development stage company, was incorporated in the State of Nevada on December 6, 2004.  Rx Staffing, Inc., plans to become a full-service temporary personnel agency providing temporary medical staff to hospitals, clinics and nursing homes.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized in the period the services are performed and costs are recorded in the period incurred rather than paid for.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2005.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS' EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 10,000,000 shares of stock to its director for cash of  $10,000.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since inception other than the issuance of stock for the period December 6, 2004 (Inception) through September 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 4 - GOING CONCERN (CONTINUED)

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2005 deferred tax assets consist of the following:

Deferred tax assets                           $            2,700

Less:  valuation allowance                            (2,700)

Net deferred tax assets                     $                -0-

At September 30, 2005 the Company had accumulated deficits of $7,718 during the development stage to offset future taxable income.  The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Rx Staffing, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, RSI's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Plan of Operation

We were incorporated on December 6, 2004, and have not yet begun our planned principal operations.  RSI is a startup and has not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of RSI.

For the three months ended September 30, 2005, we incurred expenses in the amount of $3,963, consisting of $2,851 in professional fees, $628 in general and administrative expenses and $484 in outside services.  Total expenses for the nine months ended September 30, 2005 were $7,718, consisting of professional fees totaling $5,554, outside services in the amount of $1,363 and general and administrative expenses of $801.  We did not incur any expenses during the three months and year-to-date ended September 30, 2004.  Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan.  Total expenses since our inception to September 30, 2005 were $7,718.  We expect to continue to incur various expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended September 30, 2005, our net losses were $3,963.  During the nine months ended September 30, 2005, we incurred net losses in the amount of $7,718.  From the date of our inception to September 30, 2005, we had a cumulative deficit of $7,718.  We do not anticipate maximizing income during the fiscal year 2005 because we have not fully begun our planned principal operations.

We believe that our cash on hand as of September 30, 2005 of $2,282 is not sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions.  Since our incorporation, we have raised capital via the issuance of our common equity in exchange for cash.  All told, we raised $10,000 in cash.  We have recently registered for sale a minimum of 500,000 shares and up to 2,000,000 shares of common stock at a price per share of $0.05.  Assuming we are able to raise the maximum amount, we will realize proceeds of $100,000, before offering expenses.  However, this offering is not underwritten and is on a best-efforts basis.  As a result, there are no formal or informal agreements to guarantee the success of this offering.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Generating sales in the next six to 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officer and director appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a single individual.  Our management's responsibilities are mainly administrative at this early stage.  While we believe that the addition of employees is not required over the next 12 months, the healthcare professionals we plan to represent will be considered independent contractors.  We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our company.

RSI does not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We seek to establish ourselves as a temporary healthcare staffing service company.  We plan to market our services to institutions, occupational and alternative site healthcare organizations.  We have not begun marketing our services and we have no agreements to provide our services to any such organization.  Additionally, we have not had any negotiations with hospitals or long-term care facilities.  In order to offer our proposed services, we intend to establish relationships with licensed healthcare professionals able and willing to work on a per diem basis.  At this time, we have no agreements with any individuals to so.

We currently do not have any material contracts and or affiliations with third parties.

No alternative sources of funds are available to us in the event we do not raise adequate proceeds from this offering.  RSI believes that we can maintain our corporate existence for the next 12 months even without the proceeds of this offering.  However, in that case, RSI will not be able to commence planned principal operations.

Depending on the outcome of this offering, RSI foresees one of the following basic scenarios:

1.

Plan 1: Minimum Offering.  If RSI raises only the minimum of $25,000 in this offering, then RSI believes it will be able to execute its business plan adequately and operate as a going concern.  RSI does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow.  RSI believes that using a minimum of $6,000 for web site development will be satisfactory to establish and keep our website, www.rxstaffing.net, operational over the next 12 months.  The site is expected to be fully functional but will have limited graphic appearance and depth.  RSI's working capital as addressed in use of proceeds will be kept at a minimum of $5,000.

The minimum of $3,000 allocated for marketing will be focused on online advertising and increasing Internet exposure and traffic and brochures and mailings.  RSI has identified a handful of online advertising products offered by Microsoft bCentral that fit our allocated budget and support the business goals and objectives in the event only the minimum is raised in this offering.  Although a plan of operations has not been developed dedicating the funds to any specific software/service(s), some of the services the Company is considering are "Guaranteed Traffic Banner Advertising", "Site Optimization and Search Engine Submissions," and an "Online Business Listing," all of these products are offered by Microsoft bCentral.

2.

Plan 2: 50% of the Maximum Offering.  In the event RSI raises $50,000, 50% of the maximum offering, RSI does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow.  Also the management may move immediately to implement promotional mailing campaigns, engagement of public relations firms as management sees fit.  Management will use $8,000 of the $11,000 allocated for website development to further explore and implement additional online marketing efforts as well as print ads designed specifically for placement in industry and related publications.  The remaining $3,000 will be kept in reserve for unforeseen expenses and/or opportunities.  Management will also enhance the graphic appearance of the website.  Growth of the company should not be adversely impacted.  In the event sufficient sales are not generated in the first six to eight months, the company's growth could be slower than anticipated.

3.

Plan 3: 75% of the Maximum Offering.  In the event RSI raises $75,000, 75% of the maximum offering, RSI does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow.  Management will use $10,000 of the $14,000 allocated for website development to move immediately to implement promotional mailing campaigns, engagement a public relations firms and explore further widespread marketing efforts.  The remaining $4,000 will be kept in reserve for unforeseen expenses and/or opportunities.  Management will also use funds allocated for website development & maintenance to further develop the website.  This funding level should be more than sufficient to execute the business plan and growth strategy in full.  Our growth should not be adversely impacted at this level of funding.

4.

Plan 4: Maximum Offering.  In the event RSI raises the maximum of $100,000, RSI does not expect to generate revenue in the first six months of operation from the date the first funds are received from escrow.  Management will use $14,000 of the $18,000 allocated for website development to move immediately to implement promotional mailing campaigns, engagement of a public relations firm, and implementation of widespread marketing efforts individually as management sees fit.  The remaining $4,000 will be kept in reserve for unforeseen expenses and/or opportunities.  Management will also use funds allocated for website development & maintenance to fund the advanced technical features and improving the graphics on the website.  This funding level should be more than sufficient to fully execute our business plan and growth strategy.

Regardless of the ultimate outcome and subsequent plan to be implemented, we have budgeted for certain expenditures that we expect to remain constant.  We expect accounting and legal fees to be $2,950 for the full year 2005, which includes reviewed financial statements for quarterly reports and audited financial statements for the year ended December 31, 2005.  All statements are to be filed in applicable periodic reports with the SEC in accordance with Item 310 of Regulation S-B.  Legal and professional fees are expected to aggregate $1,500, and are expected to consist mainly of Edgar conversion costs and various other professional services performed in relation to the anticipated ongoing reporting requirements of a public reporting company.  All use of proceeds figures represent our management's best estimates and are not expected to vary significantly.  However, in the event we incur or expect to incur expenses materially outside of these estimates, we intend to file an amended registration statement, of which this prospectus is a part of, disclosing the changes and the reasons for any revisions.

Rx Staffing, Inc. designates the following as its priorities for the next six (6) to twelve (12) months:

*

developing the operating base, including computer equipment and web site development; and

*

commencing an advertising and marketing campaign aimed at potential employees and employers.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  If we do not raise at least the minimum offering amount, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important for our plan of operations.  However, we cannot guarantee that we will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our sole officer and director, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on July 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Shaun M. Jones	President and	October 24, 2005
Shaun M. Jones	Chief Executive Officer