Form 10KSB
period 2005-12-31
Rx Staffing, Inc.
filed 2006-03-06
CIK 1321559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-1321559

RX STAFFING, INC.
(Name of small business issuer in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1718 Fawn Ct., N.W. Gig Harbor, WA	98332
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (253) 720-0022

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	☐

The issuer’s revenue for its most recent fiscal year was $3,115.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “RXST.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $25,000 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 10,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, RSI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on December 6, 2004. We are a startup company with limited operations and no employees. In our initial operating period from inception to December 31, 2005, we generated revenues of $3,115, while incurring $14,972 in expenses. This resulted in a cumulative net loss of $11,857 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company;
2.	Obtaining capital through sales of our common stock;
3.	Establishing our presence on the Internet at www.rxstaffing.net; and
4.	Entering into affiliate relationships with vendors.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations. In consideration of this dilemma, our sole officer and director sought investment from third-parties. As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.	In January 2005, we issued 10,000,000 shares of our common stock to Shaun M. Jones, our sole officer and director, in exchange for cash in the amount of $10,000.

2.	On October 25, 2005, we sold an aggregate of 500,000 shares of our common stock in an offering made under Regulation SB-2 to 20 individuals for cash in the amount of $25,000.

As of the date of this Annual Report, Rx Staffing, Inc. is a company with minimal revenue or substantive operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.

Our administrative office is located at 1718 Fawn Court, N.W., Gig Harbor, Washington 98332, telephone (253) 720-0022.

RSI’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Rx Staffing intends to provide personnel staffing services to institutions, occupational and alternative site healthcare organizations. These organizations consist of three general groups that our management plans to target:

1.	Hospitals and teaching facilities,

2.	Clinics and nursing homes and

3.	Organizations, such as corporations or schools.

We intend to establish relationships with licensed healthcare professionals to meet the supplemental staffing needs of healthcare providers. We seek to attract nurses, specialty technicians and physicians that prefer the flexibility of assignment-based employment, as opposed to long-term contractual obligations. Our goal is to provide professionals with the flexibility to balance their professional schedules with their other responsibilities and interests.

Our potential clients use temporary healthcare professionals to maximize scheduling flexibility, monitor and control labor costs and offset staffing fluctuations. Rx Staffing intends to provide potential clients with an employment service that can supply licensed and certified healthcare professionals. In the past, hospitals and other healthcare providers relied on full-time employees working double-shifts and overtime to fulfill staffing needs during peak patient census times. This led to expanded labor costs and an increased number of mistakes by caregivers because of fatigue. In response to that, healthcare providers started to turn to temporary professional help.

Rx Staffing believes it is important that temporary healthcare professionals posses the levels of training and skills that will enable them to rapidly assimilate themselves to a healthcare provider’s needs. We plan to ensure the medical professionals we represent are thoroughly screened, credentialed and drug tested. All of per diem professionals will be required to have a minimum of one year of work experience and the successful completion of written tests specific to the area of specialty. We also intend to perform background and work reference checks to confirm the validity of the applicants’ professional licenses and to screen applicants for any criminal activity and drug abuse. We then plan to be able to provide potential clients with profiles of possible candidates that outline the educational background, work experience, skill levels and all licenses and certifications they hold, including expiration dates.

Distribution Methods of the Services

Rx Staffing will offer its services to any healthcare provider in the State of Washington. While we have no methods of distribution in place, we believe we will need to focus on the following activities:

1.

Recruitment - Our ability to recruit and retain a pool of talented, motivated and credentialed healthcare professionals is critical to our success. We plan to recruit professionals through a variety of sources, including advertising in local media, solicitations on web sites and direct mail, as well as referrals obtained directly from clients and other caregivers.

2.

Placement and Monitoring - Our sole officer and director believes that we must establish and maintain relationships with purchasing managers, administrators or chief nursing officers. We believe that alliances with healthcare institutions will provide us greater opportunities to place temporary personnel in their facilities. We plan to attract clients through appearances at trade shows, use of Internet marketing and personal contact with decision-makers at each healthcare organization.

3.

Establish a website - In our first six months after commencing our planed principal operations, we will seek to develop a website to market our company and products. We believe that using the Internet for marketing and sales is an important tool to generate brand awareness. We have registered a domain and are in the process of developing a website at www.rxstaffing.net to offer information about our company and the services we plan to provide.

Industry Background and Competition

For many years, hospitals and other healthcare providers relied on full-time employees working double shifts and overtime to fulfill staffing needs in peak patient census times. This led to expanded costs and an increased number of mistakes by caregivers because of fatigue. In response to that, healthcare providers started to turn to temporary professional help. We believe that the following factors will continue to drive the growth of the temporary healthcare staffing industry:

1.	An increased utilization of healthcare services resulting from aging of baby boomers and the advent of new technologies that require additional nurses and specialized technicians.

2.

The intensifying nursing shortage has created an increased need for medical staffing services. The nursing population has contracted as fewer individuals have chosen to become nurses and many registered nurses have chosen less demanding positions.

3.

Healthcare providers have encountered reductions in reimbursement rates and other pressures to manage costs. As a result, they have increasingly relied on temporary medical staffing as a means to contain labor costs, which is typically the largest component of a facility’s cost structure. Temporary staffing allows healthcare facilities to smooth staffing levels as patient levels fluctuate.

We compete with both national firms and local and regional firms for a limited pool of health care professionals and to attract hospital and healthcare facility clients. We compete for per diem professionals on the basis of the quantity, diversity and quality of assignments available, as well as compensation. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, price and geographic reach of our services. To the best of our management’s knowledge, some of our competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network, Inc. and RehabCare Group, Inc. In the State of Washington, we expect to compete with Axis Medical Staffing and Hospital Jobs Online. In addition, traditional staffing companies such as Adeco and Monster.com provide temporary staffing opportunities for medical professionals.

Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

We are a small, start-up company that has not generated any revenues and lacks a base of both clients and healthcare professionals. All of our competitors have longer operating histories, longer client relationships and greater financial, management, technology, sales, marketing and other resources than we do. More established firms have a greater supply of available professionals, substantial word-of-mouth referrals and established brand names, enabling them to attract a consistent flow of new applicants.

Need for Government Approval of Principal Services

The healthcare professionals we plan to represent will be required to be adequately licensed and certified under applicable state laws. While we plan to take reasonable steps to ensure the validity and adequacy of licenses and certifications held by each individual, such licensure and certification will not be the sole responsibility of RSI.

Effect of existing or probable governmental regulations on the business

The healthcare industry is subject to extensive and complex federal and state laws and regulations relating to professional licensure, conduct of operations, payment for services and payment for referrals. The extensive and complex laws that apply to our potential hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses.

Our business, however, is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

Number of total employees and number of full time employees

Rx Staffing, Inc. is currently in the development stage. During the development stage, we plan to rely exclusively on the services of Shaun Jones, our sole officer and director, to set up our business operations. Mr. Jones currently works for us on a part-time basis and expects to devote approximately 20 hours per week to our business. Mr. Jones is prepared to dedicate additional time to our operations, as needed. There are no other full- or part-time employees. We believe that our operations are currently on a small scale that is manageable by this individual. There are no other full- or part-time employees.

The healthcare professionals we plan to represent will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Reports to Security Holders

1.

Rx Staffing, Inc. intends to furnish its shareholders with audited annual financial reports certified by RSI’s independent registered public accounting firm, and may, in RSI’s discretion, furnish unaudited quarterly financial reports.

2.

We will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials RSI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).

Risk Factors

Our sole officer and director works for us on a part-time basis and has no experience managing a public company. As a result, we may be unable to sell the shares in this offering, develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Shaun Jones, our sole officer, director and employee. Mr. Jones has no experience related to public company management, nor as a principal accounting officer. Because of this, Mr. Jones may be unable to offer and sell the shares in this offering, develop our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacle.

Mr. Jones is involved in other business opportunities and may face a conflict in selecting between RSI and his other business interests. Namely, Mr. Jones is currently employed by Harrison Memorial Hospital. In the future, Mr. Jones may also become involved in other business opportunities. We have not formulated a policy for the resolution of such conflicts. If we lose Mr. Jones to other pursuits without a sufficient warning we may, consequently, go out of business.

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage company, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on December 6, 2004. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have yet to commence planned operations. As of the date of this prospectus, we have had only limited start-up operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in the report of independent registered public accountants’ to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned operations and do not have any sales, marketing or distribution capabilities. We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution. In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

RSI may not be able to attain profitability without additional funding, which may be unavailable.

Rx Staffing Inc. has limited capital resources. Unless RSI begins to generate sufficient revenues to finance operations as a going concern, RSI may experience liquidity and solvency problems. In the event we do not raise this minimum amount, however, we will not be able to continue pursuit of our business. No alternative sources of funds are currently available to us.

Because of competitive pressures from competitors with more resources, RSI may fail to implement its business model profitably.

Rx Staffing, Inc. is entering a highly competitive market segment. Our expected competitors include larger and more established companies. To the best of our management’s knowledge, some of our competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network, Inc. and RehabCare Group, Inc. In the State of Washington, we expect to compete with Axis Medical Staffing and Hospital Jobs Online. In addition, traditional staffing companies such as Adeco and Monster.com provide temporary staffing opportunities for medical professionals. Generally, RSI’s actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than RSI to attracting a larger base of healthcare employers and professionals. There can be no assurance that RSI’s current or potential competitors will not develop services comparable or superior to those to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect RSI’s business, results of operation and financial condition.

If we are unable to attract qualified nurses or healthcare professionals, we may be unable to execute our planned operations.

We will be significantly reliant upon our ability to attract and retain healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of hospitals and healthcare facilities. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must establish and continually expand a temporary healthcare professional network to keep pace with the needs of hospitals and healthcare facilities. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing and salaries and benefits have risen. We may be unable to recruit and maintain a sufficient core of temporary healthcare professionals, decreasing the potential for growth of our business. Without such individuals, we will be unable to execute our business plan.

Our business will suffer if we are unable to secure and fill orders from hospitals and healthcare facilities.

We do not have long-term agreements or exclusive guaranteed order contracts with any hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with temporary healthcare professionals. If we fail to maintain positive relationships with hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Our business will suffer if we are unable to secure and fill orders from hospitals and healthcare facilities.

We do not have long-term agreements or exclusive guaranteed order contracts with any hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with temporary healthcare professionals. If we fail to maintain positive relationships with hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Control by current management may impede the ability of minority shareholders to exercise control over Rx Staffing, Inc.

Currently, the president and CEO directly owns or controls 10,000,000 shares of common stock in RSI, which is 95% of the common stock outstanding. As a result, the president and CEO of RSI could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders.

Potential conflicts of interest may jeopardize the business of Rx Staffing, Inc.

Mr. Jones may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, this individual may face a conflict in selecting between RSI and his other business interests. RSI has not formulated a policy for the resolution of such conflicts.

Should a public trading market in the stock of Rx Staffing, Inc. fail to develop or be sustained, investors may lose their entire investment.

As of this date of this Annual Report, no public market for Rx Staffing, Inc.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “RXST” effective January 6, 2006. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of Rx Staffing, Inc. fail to develop, investors in RSI’s common stock may lose their entire investment. In addition, in the event that a viable public trading market for RSI’s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of the Company’s common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

We have no history of paying dividends.

Rx Staffing, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, RSI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including RSI’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 2. DESCRIPTION OF PROPERTY

We use office space at 1718 Fawn Court N.W., Gig Harbor, WA 98332. Mr. Shaun Jones, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Rx Staffing, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Rx Staffing, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Rx Staffing, Inc. has been convicted of violating a federal or state securities or commodities law.

Rx Staffing, Inc. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2005, thus there was no vote of securities holders in 2005.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective January 6, 2006, the Company has been approved for listing on the OTC Bulletin Board under the symbol “RXST”. As of December 31, 2005, no public market in Rx Staffing, Inc.’s common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop. Rx Staffing, Inc. makes no representation about the value of its common stock.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Rx Staffing, Inc.;

2.

There are currently 10,000,000 shares of our common stock held by our sole officer, director and employee that are eligible to be sold pursuant to Rule 144 under the Securities Act, none of which we have agreed to register for sale;

3.	There is no stock that Rx Staffing, Inc. has agreed to register for sale; and

4.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, Rx Staffing, Inc. has 10,500,000 shares of $0.001 par value common stock issued and outstanding held by 21 shareholders of record. Rx Staffing, Inc.’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Rx Staffing, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, RSI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Rx Staffing, Inc.’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In December 2004, we issued 10,000,000 shares of our common stock to Shaun Jones, our founding shareholder and the sole officer and director. This sale of stock did not involve any public offering, general advertising or solicitation. The shares were issued in exchange for cash in the amount of $10,000. We believe that this transaction is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	This issuance did not involve underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Registered Offering

The Form SB-2 Registration Statement filed by RSI and deemed effective by the U.S. Securities and Exchange Commission as of September 27, 2005, offered a minimum of 500,000 and a maximum of 2,000,000 shares of the Company’s $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold by the Company to 20 investors in conjunction with the registered offering for an aggregate of $25,000.00. In November, 2005, we closed the offering and deregistered the unsold shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Rx Staffing, Inc. was incorporated in the State of Nevada on December 6, 2004. RSI is a startup and has not yet realized any revenues. Our efforts have focused primarily on the development and implementation of our business plan. No development related expenses have been or will be paid to affiliates of RSI.

In the initial approximately 12-month operating period from December 6, 2004 (inception) to December 31, 2005, Rx Staffing, Inc. has generated minimal revenue and incurred $14,972 in total general and administrative expenses. The resulting cumulative net loss for the period from December 6, 2004 (inception) to December 31, 2005 was $(11,857). That loss is attributable primarily to the costs of start-up operations.

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

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officer and director appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a single individual. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next 12 months, the healthcare professionals we plan to represent will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our sole director. Additionally, we believe that this fact shall not materially change.

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

Rx Staffing, Inc. designates the following as its priorities for the next six (6) to twelve (12) months:

1.	developing the operating base, including computer equipment and web site development; and

2.	commencing an advertising and marketing campaign aimed at potential employees and employers.

Two key objectives have been identified as critical success factors in order for Rx Staffing to implement its planned business operations:

1.

Establishing an Internet presence: We believe that our website is critical to reaching prospective temporary healthcare staff, as well as institutional customers. Our website at www.rxstaffing.net has been designed as a marketing mechanism to generate awareness of our brand and concept.

2.	Internet Marketing

During the next 12 months, RSI’s promotional strategy will focus on creating website visibility. We have identified the following services that we believe will support this objective:

(a)	Utilize search engine placement and keyword submission optimization services to increase the visibility of the website to our target market and

(b)	Utilize “Guaranteed Traffic Banner Advertising” to generate a specific number of visits to our website by individuals in our target market.

To maximize the sales potential of our website, RSI intends to utilize Internet search engine placement and submission strategies, guaranteed traffic driving services and a direct e-mail campaign designed to drive people directly to the website to learn more about the product and/or to make a purchase. RSI does not expect to generate business opportunities from its website in the initial at least six months of the website becoming fully-operational.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	2

Statements of Operations for the year ended
December 31, 2005 and for the period December 6, 2004
(Inception) through December 31, 2004 with
Cumulative Totals Since Inception	3

Statement of Changes in Stockholders’ Equity
for the year ended December 31, 2005
and for the Period December 6, 2004 (Inception)
through December 31, 2004	4

Statements of Cash Flow for the Year ended December 31, 2005 and for the Period December 6, 2004 (Inception) through
December 31, 2005 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-10

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Rx Staffing Inc.

Gig Harbor, Washington 98332

We have audited the accompanying balance sheets of Rx Staffing, Inc., a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2005 and for the period December 6, 2004 (Inception) through December 31, 2004 with cumulative totals since the Company’s inception December 6, 2004 for the statements of operations, changes in stockholder’s equity, and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rx Staffing, Inc. as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the year ended December 31, 2005 and for the period December 6, 2004 (Inception) through December 31, 2004 for the period then ended with cumulative totals since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell Josephs Levine & Company, L.L.C.

Bagell Josephs Levine & Company, L.L.C.

Gibbsboro, New Jersey

February 10, 2006

F1

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS

CURRENT ASSET

Cash and cash equivalents	$23,143	$—

Total current asset	23,143	—

Total Assets	$23,143	$—

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current liability:
Accounts payable	$—	$—

Total Current Liability	—	—

Total Liability	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
10,500,000 and -0- shares issued and outstanding	10,500	—
Additional paid-in capital	24,500
Deficit accumulated during development stage	(11,857)	—

Total Stockholder’s Equity	23,143	—

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$23,143	$—

The accompanying notes are an integral part of these financial statements.

F2

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

DECEMBER 6, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 6, 2004 (Inception)
	2005	2004	Through December 31,2005

REVENUES	$3115	$—	$3115

OPERATING EXPENSES
Professional fees	6,405	—	6,405
General and administrative expenses	435	—	435
Outside Services	8,132	—	8,132
Total operating expenses	14,972	—	14,972

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(11,857)	—	(11,857)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO
COMMON SHARES	$(11,857)	$—	$(11,857)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$—

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,097,101	10,000,000

The accompanying notes are an integral part of these financial statements.

F3

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

DECEMBER 6, 2004 (INCEPTION) TO DECEMBER 31, 2004

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, December 6, 2004	—	$—	$—	$—	$—

Net activity for the period December 6, 2004
(Inception) to December 31, 2004	—	—	—	—	—

Balance, December 31, 2004	—	—	—	—	—

Issuance of founder shares for cash	10,000,000	10,000	—	—	10,000

Issuance of shares for cash	500,000	500	24,500	—	25,000

Net loss for the year ended December 31, 2005	—	—	—	(11,587)	(11,857)

Balance, December 31, 2005	10,500,000	$10,500	$24,500	$(11,857)	$23,143

The accompanying notes are an integral part of these financial statements.

F4

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

DECEMBER 6, 2004 (INCEPTION) THROUGH DECEMBER 31, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 6, 2004 (Inception)
	2005	2004	through December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,857)	$—	$(11,857)
Adjustments to reconcile net loss to net cash
used in operating activities

Changes in assets and liabilities

Total adjustments	—	—	—

Net cash (used in) operating activities	(11,857)	—	(11,857)

CASH FLOW FROM FINANCING ACTIVITIES
Net issuance of common stock	35,000	—	35,000

Net cash provided by financing activities	35,000	—	35,000

NET INCREASE IN CASH AND CASH EQUIVALENT	23,243	—	23,143

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS – END OF YEAR	$23,143	$—	$23,143

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F5

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Rx Staffing, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on December 6, 2004. Rx Staffing, Inc., plans to become a full-service temporary personnel agency providing temporary medical staff to hospitals, clinics and nursing homes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005.

F6

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

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

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

F7

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period December 6, 2004 (Inception) through December 31, 2004:

	2005	2004

Net loss	$(11,857)	$—

Weighted average common shares
outstanding (Basic)	10,097,101	—

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,097,101	—

F8

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

There are no common stock equivalents outstanding at December 31, 2005 and 2004.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

NOTE 3 - STOCKHOLDERS’ EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 10,000,000 shares of stock to its founder for cash of $10,000.

In October 2005, the Company issued 500,000 shares of stock for cash of $25,000.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since December 6, 2004 (Inception) through December 31, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

F9

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 4 - GOING CONCERN (CONTINUED)

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. Management’s plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 deferred tax assets consist of the following:

Deferred tax assets	$3,557
Less: valuation allowance	(3,557)
Net deferred tax assets	$-0-

At December 31, 2005 the Company had accumulated deficits of $11,857 during the development stage to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

F10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Rx Staffing, Inc.’s sole Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Rx Staffing, Inc.:

Name	Age	Position

Shaun M. Jones	38	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Shaun M. Jones has held his office/position since inception, and is expected to hold his office/position until the next annual meeting of Rx Staffing, Inc.’s stockholders.

Shaun M. Jones, President, Chief Executive Officer, and Director, graduated from Spokane Community College in 1987. He is a registered respiratory therapist, with experience in Critical Care and Pulmonary Rehabilitation. He regularly attends classes at various area colleges and universities to maintain his certified status. Mr. Jones is currently employed at Harrison Memorial Hospital in Bremerton, Washington, where he has been on staff for the past 18 years, since 1987. He is the lead respiratory therapist and as such is responsible for overseeing the respiratory therapy staff, assigning workloads, performing annual employee evaluations, writing policy and procedure manuals and scheduling. From 2002 to the present, Mr. Jones also offers his expertise on a temporary staffing basis to HRN Medical Staffing Agency; specializing in critically ill patients that are on life support equipment in various hospitals throughout the Puget Sound area of Washington State.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005 and 2004, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Shaun M. Jones	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2. Each of our directors and executive officers and

3. All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of		Percentage of Stock
Beneficial Owner	Shares Beneficially Owned	Outstanding (1)

Shuan M. Jones	10,000,000	95.2%
1718 Fawn Court N. W.
Gig Harbor, WA 98332

All Officers and	10,000,000	95.2%
Directors as a Group
(1 person)

------------------------------

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Rx Staffing, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, Rx Staffing, Inc. issued 10,000,000 shares of its $0.001 par value common stock as founder’s shares to Shaun M. Jones, the sole officer and Director of Rx Staffing, Inc., in exchange for cash in the amount of $10,000.

In October 2005, Rx Staffing, Inc. issued 500,000 shares of its $0.001 par value common stock to twenty individuals for total cash of $25,000 in an SB-2 registration statement.

Rx Staffing, Inc. does not lease or rent any property. Mr. Jones, President, provides office space and services at 1718 Fawn Court N.W., Gig Harbor, Washington, 98332, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on December 6, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on December 10, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accountants for the year ended December 31, 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005

Audit fees	$4,000.00
Audit-related fees	405.00
Tax fees	—
All other fees	—

Total fees	$4,405.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RX STAFFING, INC..

Signature	Title	Date

/s/ Shaun M. Jones	Chief Executive Officer, President	March 2, 2006
Shaun M. Jones	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RX STAFFING, INC..

Signature	Title	Date

/s/ Shaun M. Jones	Chief Executive Officer and	March 2, 2006
Shaun M. Jones	President

/s/ Shaun M. Jones	Secretary/Treasurer
Shaun M. Jones	Chief Financial Officer	March 2, 2006