Form 10QSB
period 2006-03-31
Rx Staffing, Inc.
filed 2006-05-10
CIK 1321559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-124060

RX STAFFING, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1718 Fawn Court N.W. Gig Harbor, Washington	98332
(Address of principal executive offices)	(Zip Code)

(253) 720-0022
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000

RX STAFFING, INC.

(A Development Stage Company)

17

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s annual report for the year ended December 31, 2005 on Form 10-KSB previously filed with the Commission on March 6, 2006, and subsequent amendments made thereto.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

MARCH 31, 2006

ASSETS

CURRENT ASSET

Cash and cash equivalents	$19,345

Total Current Asset	19,345

Total Asset	$19,345

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability:
Accounts payable	$—

Total Current Liability	—

Total Liability	—

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized
10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	24,500
Deficit accumulated during the development stage	(15,655)

Total Stockholder’s Equity	19,345

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$19,345

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD

DECEMBER 6, 2004(INCEPTION) THROUGH MARCH 31, 2006

			Cumulative Totals
			December 6, 2004 (Inception)
	2006	2005	Through March 31, 2006

REVENUES	$—	$—	$3,115

OPERATING EXPENSES
Professional fees	3,376	2,366	9,781
General and administrative expenses	322	159	757
Outside services	100	—	8,232
Total operating expenses	3,798	2,525	18,770

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(3,798)	(2,525)	(15,655)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO
COMMON SHARES	$(3,798)	$(2,525)	$(15,655)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	10,500,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD

DECEMBER 6, 2004 (INCEPTION) THROUGH MARCH 31, 2006

	For the three	For the three	Cumulative Totals
	months ended	months ended	December 6, 2004 (inception)
	March 31, 2006	March 31, 2005	through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,798)	$(2,525)	$(15,655)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities

Total adjustments	—	—	—

Net cash (used in) operating activities	(3,798)	(2,525)	(15,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	10,000	35,000

Net cash provided by financing activities	—	10,000	35,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,798)	7,475	19,345

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,143	—	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$19,345	7,475	$19,345

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
During the period, cash was paid for the following
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (FAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2006.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

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

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	2006	2005

Net loss	$(3,798)	$(2,525)

Weighted average common shares
outstanding (Basic)	10,500,000	10,000,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	10,500,000	10,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Exchange of Non-Monetary Assets

In December 2004, FASB issued Statement of Financial Accounting Standards (“FAS”) No. 151, “Inventory Costs.” FAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, FAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, FASB issued FAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NOTE 3 - STOCKHOLDERS’ EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 10,000,000 shares of stock to its director for cash of $10,000.

In October 2005, the Company issued 500,000 shares of stock for cash of $25,000.

No shares were issued for the three month period ended March 31, 2006.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period December 6, 2004 (Inception) through March 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

At March 31, 2006 and 2005 deferred tax assets consist of the following:

	2006		2005
Deferred tax assets	$4,697		$850
Less: valuation allowance	(4,697)		(850)
Net deferred tax assets	$-0	-	$-0	-

At March 31, 2006 and 2005 the Company had accumulated deficits of $15,655 and $2,525 during the development stage to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Rx Staffing, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, RSI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Plan of Operation

We were incorporated on December 6, 2004, and have begun our planned principal operations. Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and developing our business plan.

During the three months ended March 31, 2006 and 2005, we did not generate any revenues. Since our inception through March 31, 2006, we generated a total of $3,115 in revenues from sales of our medical staffing services. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended March 31, 2006, we incurred expenses in our continued pursuit of our stated business objective to provide temporary medical employment services in the amount of $3,798, consisting of $3,376 in professional fees, $322 in general and administrative expenses and $100 in outside services. We incurred expenses in the amount of $2,525 during the three months ended March 31, 2005, consisting of $2,366 in professional fees and $159 in general and administrative fees. Management believes that the increase in expenditures can be ascribed to the implementation and execution of the business plan. Total expenses since our inception on December 6, 2004 to March 31, 2006 were $18,770, of which $9,781 is attributable to professional fees, $8,232 in outside services and $757 in general and administrative expenses. We expect to continue to incur various expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception. For the three months ended March 31, 2006, our net losses were $3,798. During the three months ended March 31, 2005, we incurred net losses in the amount of $2,525. From the date of our inception to March 31, 2006, we had a cumulative deficit of $15,655. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2006 of $19,345 is not sufficient to continue operations for the next at least 12 months without generating revenues or obtaining additional capital infusions. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since our incorporation, we have raised capital via the issuance of our common equity in exchange for cash. All told, we raised $35,000 in cash. In January 2005, we issued 10,000,000 shares of our common stock to Shaun M. Jones, our sole officer and director, in exchange for cash in the amount of $10,000. On October 25, 2005, we sold an aggregate of 500,000 shares of our common stock in an offering made under Regulation SB-2 to 20 individuals for cash in the amount of $25,000.

Generating sales in the next six to 12 months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We currently do not have any recurring financial obligations that require immediate capital to finance. However, we expect to have negative cash flows for the fiscal year 2006. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our sole officer and director, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Use of Proceeds

The SB-2 Registration Statement, as amended (SEC File Number 333-125686), filed by RSI and deemed effective by the Securities and Exchange Commission as of June 15, 2005, offered a minimum of 500,000 and a maximum of 2,000,000 shares of our $0.001 par value common stock at a price of $0.05 per share pursuant to a self-underwritten offering. A total of 500,000 shares were sold to twenty-five investors in conjunction with the registered offering for proceeds of $25,000. On November 3, 2005, we closed the offering and subsequently filed a Post-Effective Amendment to deregister 1,500,000 shares representing the unsold portion of the stock offered by Rx Staffing.

Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Accounting fees	$2,977
Legal and professional fees	7,606
Website development	2,005
Office supplies	45
Working capital	—

Total	$12,633

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Exhibits and Reports on Form 10-QSB

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on July 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Shaun M. Jones	President and	May 9, 2006
Shaun M. Jones	Chief Executive Officer