Form 10QSB
period 2006-06-30
Rx Staffing, Inc.
filed 2006-08-07
CIK 1321559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

Table of Contents

PART I – FINANCIAL INFORMATION

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

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSETS

Current Asset:
Cash and cash equivalents	$8,260

Total Current Asset	8,260

Fixed asets, net of depreciation	3,435

TOTAL ASSETS	$11,695

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability:
Accounts payable	$—

Total Current Liability	—

Total Liability	—

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,500,000 shares issued and outstanding	10,500
Additional paid-in capital	24,500
Deficit accumulated during the development stage	(23,305)

Total Stockholder’s Equity	11,695

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$11,695

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

						Cumulative Totals
	For the six months ended		For the three months ended			December 6, 2004 (inception)
	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005	through June 30, 2006

OPERATING REVENUES
Sales	$—	$—		$—	$—	$3,115

COST OF SALES	—	—		—	—	—

GROSS PROFIT	—	—		—	—	3,115

OPERATING EXPENSES
Outside Services	7,250	879		7,150	879	15,382
Professional fees	3,477	2,702		101	336	9,882
General and administrative expenses	622	174		300	15	1,057
Depreciation and amortization	99	—		99	—	99
Total Operating Expenses	11,448	3,755		7,650	1,230	26,420

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,448)	(3,755)		(7,650)	(1,230)	(23,305)
Provision for income taxes	—	—		—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(11,448)	$(3,755)		$(7,650)	$(1,230)	$(23,305)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$	)0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,500,000	10,000,000		10,500,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			December 6, 2004 (inception)
	2006	2005	through June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,448)	$(3,755)	$(23,305)

Adjustments to reconcile net loss to net (loss) cash
(used in) operating activities
Depreciation	99	—	99

Changes in assets and liabilities

Total adjustments	99	—	99

Net cash (used in) operating activities	(11,349)	(3,755)	(23,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(3,534)	—	(3,534)

Net cash (used in) operating activities	(3,534)	—	(3,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	10,000	35,000

Net cash provided by financing activities	—	10,000	35,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(14,883)	6,245	8,260

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,143	—	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,260	$6,245	$8,260

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared by Rx Staffing, Inc. (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed unaudited financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Rx Staffing, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on December 6, 2004. Rx Staffing, Inc., plans to become a full-service temporary personnel agency providing temporary medical staff to hospitals, clinics and nursing homes.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2006.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred no such expenses since inception.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

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

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	June 30, 2006	June 30, 2005

Net loss	$(11,448)	$(3,755)

Weighted average common shares outstanding (Basic)	10,500,000	10,000,000

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	10,500,000	10,000,000

There are no common stock equivalents outstanding at June 30, 2006 and 2005.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 3 -	STOCKHOLDERS’ EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 10,000,000 shares of stock to its director for cash of $10,000.

In October 2005, the Company issued 500,000 shares of stock for cash of $25,000.

NOTE 4 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period December 6, 2004 (Inception) through June 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

	June 30, 2006	June 30, 2005

Deferred tax assets	$6,992	$1,127
Less: valuation allowance	(6,992)	(1,127)
Net deferred tax assets	$—	$—

At June 30, 2006 and 2005, the Company had accumulated deficits during the development stage of $23,305 and $3,755 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

We were incorporated on December 6, 2004, and have begun our planned principal operations. Our efforts to date have focused primarily on formation and organization of our company and the development and implementation of our business plan.

During the three and six months ended June 30, 2006 and 2005, we did not generate any revenues. Since our inception through June 30, 2006, we generated a total of $3,115 in revenues from sales of our medical staffing services. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended June 30, 2006, we incurred expenses in our continued pursuit of our stated business objective to provide temporary medical employment services in the amount of $7,650, consisting of $101 in professional fees, $300 in general and administrative expenses, $7,150 in outside services, and $99 in depreciation and amortization. We incurred expenses in the amount of $1,230 during the three months ended June 30, 2005, consisting of $336 in professional fees, $879 in outside services, and $15 in general and administrative fees. Management believes that the increase in expenditures can be ascribed to the implementation and execution of our business plan. Total expenses since our inception on December 6, 2004 to June 30, 2006 were $26,420, of which $9,882 is attributable to professional fees, $15,382 in outside services, $99 in depreciation and amortization, and $1,057 in general and administrative expenses. We expect to continue to incur various expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception. For the three months ended June 30, 2006, our net losses were $7,650. During the three months ended June 30, 2005, we incurred net losses in the amount of $1,230. From the date of our inception to June 30, 2006, we had a cumulative deficit of $23,305. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of June 30, 2006 of $8,260 is not sufficient to continue operations for the next 12 months without generating revenues or obtaining additional capital infusions. We cannot assure that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since our incorporation, we have raised capital via the issuance of our common equity in exchange for cash. All told, we raised $35,000 in cash. In January 2005, we issued 10,000,000 shares of our common stock to Shaun M. Jones, our sole officer and director, in exchange for cash in the amount of $10,000. On October 25, 2005, we sold an aggregate of 500,000 shares of our common stock in an offering made under Regulation SB-2 to 20 individuals for cash in the amount of $25,000.

Generating sales in the next 6 to 12 months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We currently do not have any recurring financial obligations that require immediate capital to finance. However, we expect to have negative cash flows for the remainder of fiscal year 2006. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Accounting fees	$3,078
Legal and professional fees	7,824
Website development	6,455
Office supplies	3,657
Marketing and advertising	2,700
Working capital	—

Total	$23,714

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Exhibits and Reports on Form 10-QSB

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on July 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Shaun M. Jones	President and	August 3, 2006
Shaun M. Jones	Chief Executive Officer