Form 10QSB
period 2006-09-30
Rx Staffing, Inc.
filed 2006-11-17
CIK 1321559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,500,000

3

RX STAFFING, INC.

(A Development Stage Company)

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

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,135

Total Current Assets	5,135

Property and equipment, net	3,258

Total Assets	$8,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$—

Total Liabilities	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
94,500,000 shares issued and outstanding	94,500
Additional paid-in capital	24,500
Deficit accumulated during the development stage	(110,607)

Total Stockholder’s Equity	8,393

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$8,393

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine months ended		For the three months ended		Cumulative Totals
	September 30,		September 30,		December 6, 2004 (inception)
	2006	2005	2006	2005	through September 30, 2006

REVENUES
Sales	$—	$—	$—	$—	$3,115

COST OF SALES	—	—	—	—	—

GROSS PROFIT	—	—	—	—	3,115

OPERATING EXPENSES
Outside Services	7,545	1,363	295	484	15,677
Professional fees	6,078	5,553	2,601	2,851	12,483
General and administrative expenses	850	802	229	628	1,286
Depreciation	276	—	177	—	276
Total Operating Expenses	14,749	7,718	3,302	3,963	29,722

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(14,749)	(7,718)	(3,302)	(3,963)	(26,607)
Provision for income taxes	—	—	—	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(14,749)	$(7,718)	$(3,302)	$(3,963)	$(26,607)

ACCUMULATED DEFICIT, BEGINING
OF PERIOD					—

Less stock split accounted for as stock dividend					(84,000)

ACCUMULATED DEFICIT, END
OF PERIOD					$(110,607)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	94,500,000	90,000,000	94,500,000	90,000,000

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			December 6, 2004 (inception)
	2006	2005	through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(14,749)	$(7,718)	$(26,607)

Adjustments to reconcile net (loss) to net cash
used in operating activities
Depreciation	276	—	276

Total adjustments	276	—	276

Net cash (used in) operating activities	(14,473)	(7,718)	(26,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(3,534)	—	(3,534)

Net cash (used in) operating activities	(3,534)	—	(3,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	10,000	35,000

Net cash provided by financing activities	—	10,000	35,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(18,007)	2,282	5,135

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,142	—	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,135	$2,282	$5,135

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents (Continued)

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and 2005 there were no uninsured balances.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2006.

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

Property And Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years for office furniture and equipment. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the life of the related lease. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 condensed financial statements. The reclassifications have no effect on net income for the nine months ended September 30, 2005.

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended,
	September 30, 2006	September 30, 2005

Net loss	$(14,749)	$(7,718)
Weighted average common shares
outstanding (Basic)	94,500,000	90,000,000

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	94,500,000	90,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment,” FAS 123R replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date,

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections.” FAS 154 replaces Accounting Principles Board (“APB”) Opinion 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS 155 resolves issues addressed in FAS 133 Implementation Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS 155 but believes it will not have a material impact on its financial position or results of operations.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement 140.” FAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Additionally, FAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS 156 but believes it will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 3-	PROPERTY AND EQUIPMENT

Property and equipment, at September 30, 2006 and 2005, consisted of the following:

	2006	2005
Equipment	$3,534	$—
Less: accumulated depreciation	(276)	—
Equipment, net	$3,258	$—

Depreciation expense was $276 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 -	STOCKHOLDERS’ EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 90,000,000 shares of stock to its director for cash of $10,000.

In October 2005, the Company issued 4,500,000 shares of stock for cash of $25,000.

On August 22, 2006, the Company effected a 9-for-1 forward stock split of its par value common stock. As a result, 84,000,000 shares were issued to the stockholders of the Company. Par value of the stock remained at $0.001 per share and, accordingly, this transaction has been treated as a stock dividend as it represented a return of greater than 25% of the shares outstanding. All share and per share amounts have been retroactively restated to reflect this split.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 5 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period December 6, 2004 (Inception) through September 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 -	PROVISION FOR INCOME TAXES

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

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 6 -	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006 and 2005, deferred tax assets consisted of the following:

	September 30, 2006	September 30, 2005
Deferred tax assets	$9,000	$2,600
Less: valuation allowances	(9,000)	(2,600)
Net deferred tax assets	$—	$—

At September 30, 2006 and 2005, the Company had accumulated deficits during the development stage of approximately $26,600 and $7,700, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

We were incorporated on December 6, 2004, and have begun our planned principal operations. Our efforts to date have focused primarily on formation and organization of our company and the development and implementation of our business plan. During the three and nine months ended September 30, 2006 and 2005, we did not generate any revenues. Our President has undergone medical treatment and has been unable to pursue the implementation of our business plan. As a result, our revenue generating capabilities are limited. At this time, we are unable to predict the duration and impact of the loss of our sole officer and director. Since our inception through September 30, 2006, we have generated a total of $3,115 in revenues from sales of our medical staffing services. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended September 30, 2006, we incurred expenses in our continued pursuit of our stated business objective to provide temporary medical employment services in the amount of $3,302, consisting of $2,601 in professional fees, $229 in general and administrative expenses, $295 in outside services, and $177 in depreciation. We incurred expenses in the amount of $3,963 during the three months ended September 30, 2005, consisting of $2,851 in professional fees, $484 in outside services, and $628 in general and administrative fees. Management believes that the decrease in expenditures can be ascribed to the illness of the president of the company and, thus, his inability to implement and execute our business plan at this time. Total expenses since our inception on December 6, 2004 to September 30, 2006 were $29,722, of which $12,483 is attributable to professional fees, $15,677 in outside services, $276 in depreciation, and $1,286 in general and administrative expenses. Our future operating results are uncertain, given the illness of our President and his current inability to pursue our business objectives.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception. For the three months ended September 30, 2006, our net losses were $3,302. During the three months ended September 30, 2005, we incurred net losses in the amount of $3,963. From the date of our inception to September 30, 2006, we had a cumulative deficit of $26,607. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of September 30, 2006 of $5,135 is not sufficient to continue operations for the next 12 months without generating revenues or obtaining additional capital infusions. We cannot assure that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since our incorporation, we have raised capital via the issuance of our common equity in exchange for cash. All told, we raised $35,000 in cash. In January 2005, we issued 10,000,000 shares of our common stock to Shaun M. Jones, our sole officer and director, in exchange for cash in the amount of $10,000. On October 25, 2005, we sold an aggregate of 500,000 shares of our common stock in an offering made under Regulation SB-2 to 20 individuals for cash in the amount of $25,000.

Generating sales in the next 6 to 12 months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth, as our sole officer and director has been unable to implement our business objectives. If we do not find alternative sources of revenues or are unable to generate sufficient cash flow to support our operations over the next three to six months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. We currently do not have any recurring financial obligations that require immediate capital to finance. However, we expect to have negative cash flows for the remainder of fiscal year 2006. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

We do not believe that our business is subject to seasonal factors. Our management does not expect to incur costs related to research and development. We currently do not own any significant plant or equipment that we would seek to sell in the near future.

The loss of the services of our sole officer and director has limited our ability to maintain our operating objectives. Our management believes it is imperative to hire additional employees and/or officers and directors within the next three to six months. If we are unable to hire additional personnel, either as employees, directors, officers or outside consultants, we may be unable to continue operating as a going concern.

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

Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Accounting fees	$5,579
Legal and professional fees	1,737
Website development	3,700
Office supplies	3,534
Marketing and advertising	2,700
Working capital	—

Total	$17,250

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Exhibits and Reports on Form 10-QSB

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on July 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX STAFFING, INC.
(Registrant)

Signature	Title	Date

/s/ Shaun M. Jones	President and	November 16, 2006
Shaun M. Jones	Chief Executive Officer