Form 10KSB
period 2006-12-31
Rx Staffing, Inc.
filed 2007-03-22
CIK 1321559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None
(Title of class)

(Title of class)

#

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “RXSG.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $25,000 as of December 31, 2006.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006 was 31,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on December 6, 2004.  We are a startup company with limited operations.  In our initial operating period from inception to December 31, 2006, we generated revenues of $3,115, while incurring $29,035 in expenses.  This resulted in a cumulative net loss of $25,920 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  Our President has undergone medical treatment and has been unable to pursue the implementation of our business plan.  As a result, our revenue generating capabilities are limited.  At this time, we are unable to predict the duration and impact of the loss of our sole officer and director.  No development related expenses have been or will be paid to our affiliates.

Our administrative office is located at 1718 Fawn Court, N.W., Gig Harbor, Washington 98332.

RSI's fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Rx Staffing provides personnel staffing services to institutions, occupational and alternative site healthcare organizations.  These organizations consist of three general groups:

1.

Hospitals and teaching facilities,

2.

Clinics and nursing homes and

3.

Organizations, such as corporations or schools.

We intend to establish relationships with licensed healthcare professionals to meet the supplemental staffing needs of healthcare providers.  Due to the illness of our sole officer, director and employee, it is imperative that we attract nurses, specialty technicians and physicians that prefer the flexibility of assignment-based employment, as opposed to long-term contractual obligations.  We provide professionals with the flexibility to balance their professional schedules with their other responsibilities and interests.

Our potential clients use temporary healthcare professionals to maximize scheduling flexibility, monitor and control labor costs and offset staffing fluctuations.  Rx Staffing provides potential clients with an employment service that can supply licensed and certified healthcare professionals.  In the past, hospitals and other healthcare providers relied on full-time employees working double-shifts and overtime to fulfill staffing needs during peak patient census times.  This led to expanded labor costs and an increased number of mistakes by caregivers because of fatigue.  In response to that, healthcare providers started to turn to temporary professional help.

Rx Staffing believes it is important that temporary healthcare professionals posses the levels of training and skills that will enable them to rapidly assimilate themselves to a healthcare provider's needs.  We ensure the medical professionals we represent are thoroughly screened, credentialed and drug tested.  All of per diem professionals will be required to have a minimum of one year of work experience and the successful completion of written tests specific to the area of specialty.  We also perform background and work reference checks to confirm the validity of the applicants' professional licenses and to screen applicants for any criminal activity and drug abuse.  We are then able to provide potential clients with profiles of possible candidates that outline the educational background, work experience, skill levels and all licenses and certifications they hold, including expiration dates.

Distribution Methods of the Services

Rx Staffing offers its services to any healthcare provider in the State of Washington.  While we have no methods of distribution in place, we believe we will need to focus on the following activities:

1.

Recruitment - Our ability to recruit and retain a pool of talented, motivated and credentialed healthcare professionals is critical to our success.  We currently have no ability to serve clients, as our sole officer and director is unable to do so at this time and for the foreseeable future.  We recruit professionals through a variety of sources, including advertising in local media, solicitations on web sites and direct mail, as well as referrals obtained directly from clients and other caregivers.

2.

Placement and Monitoring - Our sole officer and director believes that we must establish and maintain relationships with purchasing managers, administrators or chief nursing officers.  We believe that alliances with healthcare institutions will provide us greater opportunities to place temporary personnel in their facilities.  We attract clients through appearances at trade shows, use of Internet marketing and personal contact with decision-makers at each healthcare organization.

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

3.

Healthcare providers have encountered reductions in reimbursement rates and other pressures to manage costs.  As a result, they have increasingly relied on temporary medical staffing as a means to contain labor costs, which is typically the largest component of a facility's cost structure.  Temporary staffing allows healthcare facilities to smooth staffing levels as patient levels fluctuate.

We compete with both national firms and local and regional firms for a limited pool of health care professionals and to attract hospital and healthcare facility clients.  We compete for per diem professionals on the basis of the quantity, diversity and quality of assignments available, as well as compensation.  We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, price and geographic reach of our services.  To the best of our management's knowledge, some of our competitors in the temporary healthcare staffing sector include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network, Inc. and RehabCare Group, Inc.  In the State of Washington, we expect to compete with Axis Medical Staffing and Hospital Jobs Online.  In addition, traditional staffing companies such as Adeco and Monster.com provide temporary staffing opportunities for medical professionals.

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

Need for Government Approval of Principal Services

The healthcare professionals we represent will be required to be adequately licensed and certified under applicable state laws.  While take reasonable steps to ensure the validity and adequacy of licenses and certifications held by each individual, such licensure and certification will not be the sole responsibility of RSI.

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

Number of total employees and number of full time employees

Rx Staffing, Inc. is currently in the development stage.  We rely exclusively on the services of Shaun Jones, our sole officer and director, to set up our business operations.  Mr. Jones has undergone medical treatment and has been unable to pursue the implementation of our business plan.  We are unable to predict the duration and impact of the loss of our sole officer and director.  There are no other full- or part-time employees.  There are no other full- or part-time employees.

Reports to Security Holders

1.

After this offering, RSI will furnish its shareholders with audited annual financial reports certified by RSI's independent accountants, and may, in RSI's discretion, furnish unaudited quarterly financial reports.

2.

After this offering, RSI will file periodic and current reports with the Securities and Exchange Commission as required to maintain the fully reporting status.

3.

The public may read and copy any materials RSI files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Risk Factors

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage company, we expect to face substantial risks, uncertainties, expenses and difficulties.  We were formed on December 6, 2004.  We have no demonstrable operations record on which you can evaluate our business and prospects.  We have yet to commence planned operations.  As of the date of this prospectus, we have had only limited start-up operations and generated no revenues.  Additionally, Shaun Jones, our sole officer, director and employee, has undergone medical treatment and we cannot estimate the duration and impact of the loss of Mr. Jones.  We cannot guarantee that we will be successful in accomplishing our objectives.  Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part.  In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Rx Staffing, Inc. is entering a highly competitive market segment.  Our expected competitors include larger and more established companies.  Generally, RSI's actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than RSI to attracting a larger base of healthcare employers and professionals.  There can be no assurance that RSI's current or potential competitors will not develop services comparable or superior to those to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect RSI's business, results of operation and financial condition.

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

Healthcare reform could negatively impact our business opportunities, revenues and margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies.  In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals.  The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures.  While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future.  If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses.  If this were to occur, we would have fewer business opportunities, which could negatively impact our business.

Additionally, third party payors increasingly challenge the prices charged for medical care.  Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals.  If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

We may be legally liable for damages resulting from hospital and healthcare facility mistreatment of our healthcare personnel.

Because we are in the business of placing temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by hospital and healthcare facility clients.  The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

Significant legal actions could subject us to substantial uninsured liabilities and force us out of business.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large claims and significant defense costs.  In addition, we may become subject to claims related to torts or crimes committed by the temporary healthcare professionals we seek to employ.  A failure of any of the healthcare professionals we may employ to observe applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.  We currently do not carry professional liability insurance to mitigate these risks.  If we are unable to obtain and maintain adequate insurance coverage at a reasonable cost, or if potential insurers deny coverage, we may be exposed to substantial liabilities that could force us out of business.

Fluctuations in patient occupancy at hospitals and healthcare facilities may adversely affect the demand for our services and therefore the profitability of our business.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at hospital and healthcare facilities.  When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired.  As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees.  In addition, we may experience more competitive pricing pressure during periods of occupancy downturn.  Occupancy at hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures.  Such fluctuations in patient occupancy may adversely affect our revenues and earnings.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Rx Staffing, Inc.

Currently, the president and CEO directly owns or controls 30,000,000 shares of common stock in RSI, which is 95% of the common stock outstanding.  As a result, the president and CEO of RSI could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

Should a Public Trading Market in the Stock of Rx Staffing, Inc. Fail to Develop or Be Sustained, Investors May Lose Their Entire Investment.

As of this date of this Annual Report, no public market for Rx Staffing, Inc.'s Common Stock has yet been established.  The Company has been approved for listing on the OTC Bulletin Board under the symbol “RXST” effective January 6, 2006.  There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of Rx Staffing, Inc. fail to develop, investors in RSI's common stock may lose their entire investment. In addition, in the event that  a viable  public  trading  market for  RSI's common  stock  does  develop, such  trading,  if  and  when transacted, may be subject to the low-priced security or so-called  "penny  stock" rules that impose  additional  sales practice  requirements  on  broker-dealers  who  sell  such securities.   For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely affect   the   market   liquidity   for   the   securities.  Furthermore,  the  market  price of  the  Company's  common stock,  if  and when traded, may be subject to  significant fluctuations,  and such fluctuations, as well  as  economic conditions generally, may adversely affect the market price of our securities.

We Have No History of Paying Dividends.

Rx Staffing, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, RSI intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including RSI's financial condition and the results of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held two shareholders meetings in 2006. On August 22, 2006, the Company held a vote of the security holders for the approval of a 9-for-1 forward stock split of the Company’s par value common stock.  On November 21, 2006, the Company held a vote of the shareholders to approve a reverse stock split on a 1-for-3 basis in the issued and outstanding common stock of the Corporation.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective August 22, 2006, the Company effected a 9-for-1 forward stock split of its par value common stock. On November 21, 2006, the Company held a vote of the shareholders to approve a reverse stock split on a 1-for-3 basis in the issued and outstanding common stock of the Corporation.  The Company has been approved for listing on the OTC Bulletin Board under the symbol "RXSG."  As of December 31, 2006, no public market in Rx Staffing, Inc.'s common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  Rx Staffing, Inc. makes no representation about the value of its common stock.

Shares Available Under Rule 144

As of the date of this report;

1.

There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Rx Staffing, Inc.;

2.

There is no stock that Rx Staffing, Inc. has agreed  to  register  for  sale; and

3.

There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2006, Rx Staffing, Inc. has 31,500,000 shares of $0.001 par value common stock issued and outstanding held by 21 shareholders of record.  Rx Staffing, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Rx Staffing, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, RSI intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including Rx Staffing, Inc.'s financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

In January 2005, Rx Staffing, Inc. issued 30,000,000 shares (shown post-split) of its Common Stock as founders' shares to Shaun M. Jones, the sole officer and director of Rx Staffing, Inc., at par ($0.001 per share) for cash of $10,000.

We believe that the transaction delineated above is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"   and similar expressions are intended to be among the statements that  identify  forward-looking statements.  Rx Staffing, Inc.’s results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Rx Staffing, Inc. was incorporated in the State of Nevada on December 6, 2004.  RSI is a startup and has only realized minimal revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of RSI. Our President has undergone medical treatment and has been unable to pursue the implementation of our business plan.  As a result, our revenue generating capabilities are limited.  At this time, we are unable to predict the duration and impact of the loss of our sole officer and director.

For the year ended December 31, 2005, we generated $3,115 in revenues from providing medical staffing services.  Since our inception through December 31, 2006, we have generated a total of $3,115 in revenues from sales of our medical staffing services.  We do not have any long-term agreements to provide our services to any customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the year ended December 31, 2006, we incurred expenses in our continued pursuit of our stated business objective to provide temporary medical employment services in the amount of $14,063, consisting of $7,430 in professional fees, $4,540 in outside services, $1,650 in general and administrative expenses, and $43 in depreciation.  In the prior year ended December 31, 2005, we incurred expenses in the amount of $14,972, consisting of $8,132 in outside services, $6,405 in professional fees, and $435 in general and administrative fees.  Management believes that the decrease in expenditures in 2006 from 2005 can be ascribed to the illness of the president of the company and, thus, his inability to implement and execute our business plan at this time.  Total expenses since our inception on December 6, 2004 to December 31, 2006 were $29,035, of which $13,835 is attributable to professional fees, $12,672 in outside services, $2,085 in general and administrative expenses and $43 in depreciation.  Our future operating results are uncertain, given the illness of our President and his current inability to pursue our business objectives.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception.  For the year ended December 31, 2006, our net loss was $14,063.  During the year ago period ended December 31, 2005, we incurred a net loss in the amount of $11,857.  From the date of our inception to December 31, 2006, we had a cumulative deficit of $25,920.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements.  If our business fails, our investors may face a complete loss of their investment.

We are a temporary healthcare staffing service company.  We market our services to institutions, occupational and alternative site healthcare organizations.  We have no agreements to provide our services to any such organization.  In order to offer our services, we have attempted to establish relationships with licensed healthcare professionals able and willing to work on a per diem basis.  At this time, we have no agreements with any individuals to so.

Over the next 6 to 12 months of operations, we plan to focus on the following initiatives:

1.

Recruit additional personnel – Due to the medical condition of our sole officer, director and employee, we are significantly dependent upon our ability to recruit and retain a pool of talented, motivated and credentialed healthcare professionals.  Without any such personnel, we will be unable to generate revenues and pursue our business objectives.  We plan to recruit professionals through a variety of sources, including advertising in local media, solicitations on web sites and direct mail, as well as referrals obtained directly from clients and other caregivers.

2.

Internet Marketing – Over the course of the next twelve months, RSI’s promotional strategy will focus on creating website visibility.  We have identified the following services that we believe will support this objective:

•

Utilize search engine placement and keyword submission optimization services to increase the visibility of the website to our target market and

•

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

We believe that our cash on hand as of December 31, 2006 of $2,289 is not sufficient to continue operations for the next 12 months without generating revenues or obtaining additional capital infusions.  We cannot assure that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Since our incorporation, we have raised capital via the issuance of our common equity in exchange for cash.  All told, we raised $35,000 in cash.  In January 2005, we issued 30,000,000 shares of our common stock to Shaun M. Jones, our sole officer and director, in exchange for cash in the amount of $10,000.  On October 25, 2005, we sold an aggregate of 1,500,000 shares of our common stock in an offering made under Regulation SB-2 to 20 individuals for cash in the amount of $25,000 (both transactions are shown post-split).

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

RX STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005	2

Statements of Operations for the years ended
December 31, 2006 and 2005 with Cumulative Totals Since Inception	3

Statement of Changes in Stockholder’s Equity
for the Period December 31, 2006
and for the Period December 6, 2004 (Inception)
through December 31, 2006	4

Statements of Cash Flow for the Years ended December 31, 2006
and 2005 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-12

BAGELL, JOSEPHS, LEVINE AND COMPANY, LLC

Certified Public Accountants

High Ridge Commons

Suites 400 – 403

200 Haddonfield Berlin Road

Gibbsboro, NJ 08026

(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Rx Staffing, Inc.

Gig Harbor, WA 98332

We have audited the accompanying balance sheet of Rx Staffing, Inc., a development stage company (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholder’s equity, and cash flows for  the years  ended December 31, 2006 and 2005 with cumulative totals since the Company’s inception December 6, 2004  for the statements of operations, changes in stockholder’s equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rx Staffing, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for  the years  ended December 31, 2006 and 2005 with cumulative totals since inception  December 6, 2004 for the statements of operations, changes in stockholder’s equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

March 5, 2007

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005

CURRENT ASSET

Cash and cash equivalents	$ 2,289	$ 23,143

Total current asset	2,289	23,143

Property and equipment, net	3,091	-

OTHER ASSET

Website development	3,700	-

Total Other Asset	3,700	-

Total Assets	$ 9,080	$ 23,143

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY

Total Liability	$ -	$ -

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
31,500,000 and 31,500,000 shares issued and outstanding
as of December 31, 2006 and 2005, respectively	31,500	31,500
Additional paid-in capital	3,500	3,500
Deficit accumulated during development stage	(25,920)	(11,857)

Total Stockholder’s Equity	9,080	23,143

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$ 9,080	$ 23,143

The accompanying notes are an integral part of these financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 6, 2004 (Inception)
	2006	2005	Through December 31, 2006

REVENUES	$ -	$ 3,115	$ 3,115

OPERATING EXPENSES
Professional fees	7,430	6,405	13,835
General and administrative expenses	1,650	435	2,085
Outside Services	4,540	8,132	12,672
Depreciation	443	-	443
Total operating expenses	14,063	14,972	29,035

LOSS BEFORE PROVISION FOR
INCOME TAXES	(14,063)	(11,857)	(25,920)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO
COMMON SHARES	$ (14,063)	$ (11,857)	$ (25,920)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	31,500,000	31,500,000

The accompanying notes are an integral part of these financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD DECEMBER 6, 2004 (INCEPTION) TO DECEMBER 31, 2006

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, December 6, 2004	-	$ -	$ -	$ -	$ -

Net activity for the period December 6, 2004
(Inception) to December 31, 2004	-	-	-	-	-

Balance, December 31, 2004	-	-	-	-	-

Issuance of founder shares for cash	30,000,000	30,000	(20,000)	-	10,000

Issuance of shares for cash	1,500,000	1,500	23,500	-	25,000

Net loss for the year ended December 31, 2005	-	-	-	(11,857)	(11,857)

Balance, December 31, 2005	31,500,000	$ 31,500	$ 3,500	$ (11,857)	$ 23,143

Net loss for the year ended December 31, 2006	-	-	-	(14,063)	(14,063)

Balance, December 31, 2006	31,500,000	$ 31,500	$ 3,500	$ (25,920)	$ 9,080

The accompanying notes are an integral part of these financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 6, 2004 (Inception)
	2006	2005	through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,063)	$ (11,857)	$ (25,920)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	443	-	443

Total adjustments	443	-	443

Net cash (used in) operating activities	(13,620)	(11,857)	(25,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	(3,700)	-	(3,700)
Acquisitions of fixed assets	(3,534)	-	(3,534)

Net cash (used in) investing activities	(7,234)	-	(7,234)

CASH FLOW FROM FINANCING ACTIVITIES
Net issuance of common stock	-	35,000	35,000

Net cash provided by financing activities	-	35,000	35,000

NET INCREASE IN (DECREASE) IN CASH AND
CASH EQUIVALENTS	(20,854)	23,143	2,289

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	23,143	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 2,289	$ 23,143	$ 2,289

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Rx Staffing, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on December 6, 2004. Rx Staffing, Inc. plans to become a full-service temporary personnel agency providing temporary medical staff to hospitals, clinics and nursing homes.

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, there were no uninsured balances.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2006 and 2005.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

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

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006 and 2005:

	2006	2005

Net Loss	$ 14,063	$ 11,857

Weighted average common shares
Outstanding (Basic)	31,500,000	31,500,000

Options
Warrants

Weighted average common shares
Outstanding (Diluted)	31,500,000	31,500,000

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

The earnings per share calculation reflects the effects of stock splits and reverse stock splits.

There are no common stock equivalents outstanding at December 31, 2006 and 2005.

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

In September 2006, the Company completed a 9 for 1 stock split.

In December 2006, the Company completed a 1 for 3 reverse stock split.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred net losses since December 6, 2004 (Inception) through December 31, 2006.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

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

At December 31, 2006 and 2005 deferred tax assets consist of the following:

	2006	2005
Deferred tax assets	$ 7,776	$ 3,557
Less: valuation allowance	(7,776)	(3,557)
Net deferred tax assets	$ -0-	$ -0-

At December 31, 2006 and 2005 the Company had accumulated deficits of $25,920 and $11,857 during the development stage to offset future taxable income through 2020. The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

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

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Rx Staffing, Inc.'s sole Director is elected by the stockholders to a term of one (1) year and serves until  his successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Rx Staffing, Inc.:

Name	Age	Position
Shaun M. Jones	39	President, Chief Executive Officer, Principal Financial Officer and Director

Shaun M. Jones has held his office/position since inception,  and  is  expected to hold  his  office/position until  the  next  annual meeting of  Rx Staffing,  Inc.'s stockholders.  However, our future operating results are uncertain, given the illness of our President and his current inability to pursue our business objectives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007 and had no trading activity in 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2006 and 2005, the   cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Shaun M. Jones	2006	-	-	-	-	-	-	-
President and CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006 certain information regarding the beneficial ownership of our common stock by:

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

Name and Address of		Percentage of Stock
Beneficial Owner	Shares Beneficially Owned	Outstanding (1)
Shuan M. Jones	30,000,000	95.2%
1718 Fawn Court N. W.
Gig Harbor, WA 98332
All Officers and	30,000,000	95.2%
Directors as a Group
(1 person)

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Rx Staffing, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In  January 2005, Rx Staffing, Inc. issued  30,000,000 shares  of  its $0.001 par value common stock as  founder's shares  to  Shaun M. Jones, the sole officer and Director of Rx Staffing, Inc., in exchange for cash of $10,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$6,250	$4,000
Audit-related fees	405	405
Tax fees	275	-
All other fees	-	-

Total fees	$6,930	$4,405

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RX STAFFING, INC.

Signature	Title	Date

/s/ Shaun M. Jones	Chief Executive Officer, President	March 12, 2007
Shaun M. Jones	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RX STAFFING, INC.

Signature	Title	Date

/s/ Shaun M. Jones	Chief Executive Officer and	March 12, 2007
Shaun M. Jones	President

/s/ Shaun M. Jones	Secretary/Treasurer
Shaun M. Jones	Chief Financial Officer	March 12, 2007