Form 10QSB
period 2007-03-31
Rx Staffing, Inc.
filed 2007-05-14
CIK 1321559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-125686

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,500,000

RX STAFFING, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report for the year ended December 31, 2006 on Form 10-KSB previously filed with the Commission on March 22, 2007, and subsequent amendments made thereto.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSET

Cash and cash equivalents	$3,797

Total Current Asset	3,797

Property and equipment, net	2,915

OTHER ASSET
Intangible asset, net	3,392

Total Other Asset	3,392
TOTAL ASSETS	$10,104

LIABILITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITY

Note payable – related party	$5,000

Total Current Liability	5,000

Total Liability	5,000

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
31,500,000 shares issued and outstanding	31,500
Additional paid-in capital	3,500
Deficit accumulated during the development stage	(29,896)

Total Stockholders’ Equity	5,104

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$10,104

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			December 6, 2004 (Inception)
	2007	2006	Through March 31, 2007

REVENUES	$-	$-	$3,115

OPERATING EXPENSES
Professional fees	3,402	3,376	17,237
General and administrative expenses	10	322	2,095
Depreciation	176	-	619
Amortization	308	-	308
Outside services	80	100	12,752
Total operating expenses	3,976	3,798	33,011

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,976)	(3,798)	(29,896)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,976)	$(3,798)	$(29,896)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	31,500,000	31,500,000

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative totals
			December 6, 2004 (Inception)
	2007	2006	through March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,976)	$(3,798)	$(29,896)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	484	-	927

Changes in assets and liabilities

Total adjustments	484	-	927

Net cash (used in) operating activities	(3,492)	(3,798)	(28,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	-	-	(3,700)
Acquisition of fixed assets	-	-	(3,534)

Net cash (used in) investing activities	-	-	(7,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	5,000	-	5,000
Issuance of common stock	-	-	35,000

Net cash provided by financing activities	5,000	-	40,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,508	(3,798)	3,797

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,289	23,143	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,797	$19,345	$3,797

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2007 AND 2006

 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 there were no uninsured balances.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2007.

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

MARCH 31, 2007 AND 2006

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

Intangible Asset

Intangible asset consists of a Website that is stated at cost.  Amortization is computed using the straight-line method over the estimated useful life of three years.

Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is determined annually.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2007 condensed financial statements.  The reclassifications have no effect on net income for the three months ended March 31, 2006.

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended,
	March 31, 20007	March 31, 2006

Net loss	$ (3,976)	$ (3,798)

Weighted average common shares
outstanding (Basic)	31,500,000	31,500,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	31,500,000	31,500,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company currently has no potentially dilutive securities outstanding.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The adoption of FAS 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections.” FAS 154 replaces Accounting Principles Board (“APB”) Opinion 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

which interest-only strips and principal-only strips are not subject to the requirements of FAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Additionally, FAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

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

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, consisted of the following:

2007
Equipment	$ 3,534
Less: accumulated depreciation	(619)
Equipment, net	$ 2,915

Depreciation expense was $176 and $0 for the three months ended March 31, 2007 and  2006, respectively.

NOTE 4 - NOTE PAYABLE – RELATED PARTY

Represents an unsecured note payable to a related party (a relative of the company’s sole officer and director), due on demand without interest used for working capital needs.

NOTE 5 - STOCKHOLDERS’ EQUITY

On December 6, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

On January 21, 2005, the Company issued 30,000,000 shares of stock to its director for cash of  $10,000.

In October 2005, the Company issued 1,500,000 shares of stock for cash of $25,000.

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

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

On December 12, 2006, the Company effected a 1-for-3 reverse stock split of its par value common stock. Par value of the stock remained at $0.001 per share. All share and per share amounts have been retroactively restated to reflect this reverse split.

There have been no other issuances of common stock as of March 31, 2007.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period December 6, 2004 (Inception) through March 31, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated

Rx STAFFING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 7 - PROVISION FOR INCOME TAXES (CONTINUED)

future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2007 and 2006, deferred tax assets consisted of the following:

	March 31, 2007	March 31, 2006

Deferred tax assets	$ 8,969	$ 4,697
Less: valuation allowances	(8,969)	(4,697)
Net deferred tax assets	$ -	$ -

At March 31, 2007 and 2006, the Company had accumulated deficits during the development stage of approximately $29,896 and $15,655, respectively, available to offset future taxable income through 2022.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on December 6, 2004.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of Rx Staffing, Inc.  We are a temporary healthcare staffing service company.  We market our services to institutions, occupational and alternative site healthcare organizations.  We have no agreements to provide our services to any such organization.

In the third quarter of 2006, our President underwent medical treatment and has been unable to pursue the implementation of our business plan.  As a result, our revenue generating capabilities have been curtailed.  We are unable to predict the duration and impact of the loss of our sole officer and director.  Mr. Jones currently performs minimal administrative duties on our behalf.  The loss of the services of our sole officer and director has limited our ability to maintain our operating objectives.  Our management believes it is imperative to hire additional employees and/or officers and directors within the next three to six months.  If we are unable to hire additional personnel, either as employees, directors, officers or outside consultants, we may be unable to continue operating as a going concern.

During the three months ended March 31, 2007 and 2006, we did not generate any revenues.  Since our inception through March 31, 2007, we generated a total of $3,115 in revenues from sales of our medical staffing services.  We do not have any long-term agreements to provide our services to any customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended March 31, 2007, we incurred expenses in the amount of $3,976, consisting of $3,402 in professional fees, $10 in general and administrative expenses, $484 in depreciation and amortization expenses and $80 in outside services.  We incurred expenses in the amount of $3,798 during the three months ended March 31, 2006, consisting of $3,376 in professional fees, $100 in outside services expenses and $100 in general and administrative fees.  Total expenses since our inception on December 6, 2004 to March 31, 2007 were $33,011, of which $17,237 is attributable to professional fees, $12,752 in outside services, $2,095 in general and administrative expenses and $927 in depreciation and amortization expense.  Our future operating results are uncertain, given the illness of our President and his current inability to pursue our business objectives.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2007, our net losses were $3,976.  During the three months ended March 31, 2006, we incurred net losses in the amount of $3,798.  From the date of our inception to March 31, 2007, we had a cumulative deficit of $29,896.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2007 of $3,797 is not sufficient to maintain our current minimal operations for the next 12 months without generating revenues or obtaining additional capital infusions.  Given the infirmity of our sole officer and director, we do not anticipate realizing revenues for at least the next six months and will be reliant upon capital infusions through sales of our equity or debt securities for cash.  During the three months ended March 31, 2007, a relative of our sole officer and director loaned us $5,000 to meet financial obligations.  The loan bears no interest and is due on demand.  However, without realization of additional capital, it would be unlikely for us to continue as a going concern.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

EXPERT SYSTEMS, INC.
(Registrant)

Signature	Title	Date

/s/ Shaun M. Jones	President and	May 10, 2007
Shaun M. Jones	Chief Executive Officer