Form 10QSB
period 2007-06-30
Rx Staffing, Inc.
filed 2007-08-20
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-125686

JPAK GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Xinghua RoadQindao, Shandong Province People’s Republic of China	Postal Code 266041
(Address of principal executive offices)	(Zip Code)

(253) 720-0022
(Registrant's telephone number, including area code)

Rx Staffing, Inc.
1718 Fawn Court N.W.
Gig Harbor, Washington 98332
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.                                                       Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2007, there were 24,005,000 shares of the registrant's common stock outstanding. In addition, the registrant has 5,608,564 shares of Series A preferred stock outstanding that is currently convertible into 11,217,128 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

EXPLANATORY NOTE

As previously announced, on August 9, 2007, Jpak Group, Inc. (f/k/a RX Staffing, Inc.) (the “Company”) acquired Jpak Group Co., Ltd. (“Old Jpak”) pursuant to the Share Exchange Agreement by and among the Company, Old Jpak and the other parties named therein, providing for the exchange of all of the outstanding capital stock of Old Jpak in exchange for shares of common stock of the Company. As a result, Old Jpak has been treated as the acquiring company for accounting purposes. The share exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction will reflect Old Jpak and its subsidiaries’ operations. However, since the share exchange occurred after June 30, 2007, the Company is filing its Quarterly Report on Form 10-QSB for the three months ended June 30, 2007, which financial results do not include the financial results of Old Jpak and its subsidiaries for such period. The Company expects to change it fiscal year end to June 30 and expects to file an Annual Report on Form 10-KSB for Old Jpak’s fiscal year ended June 30, 2007 within the time periods prescribed by SEC rules and regulations.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSET

Cash and cash equivalents	$2,124

Total Current Asset	2,124

Property and equipment, net	2,738

OTHER ASSET
Intangible asset, net	3,083

Total Other Asset	3,083

TOTAL ASSETS	$7,945

LIABILITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITY

Note payable - stockholder	$5,000

Total Current Liability	5,000

Total Liability	5,000

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
31,500,000 shares issued and outstanding	31,500
Additional paid-in capital	3,500
Deficit accumulated during the development stage	(32,055)

Total Stockholders’ Equity	2,945

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	$7,945

The accompanying notes are an integral part of these condensed financial statements.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(WITH CUMULATIVE TOTALS SOINCE INCEPTION)
(UNAUDITED)

					Cumulative Totals
	For the six months ended		For the three months ended		December 6, 2004 (inception)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	through June 30, 2007

OPERATING REVENUES
Sales	$-	$-	$-	$-	$3,115

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	3,115

OPERATING EXPENSES
Professional fees	4,253	3,477	851	101	18,088
General and administrative expenses	557	622	547	300	2,642
Depreciation	353	99	177	99	796
Amortization	617	-	309	-	617
Outside services	355	7,250	275	7,150	13,027
Total Operating Expenses	6,135	11,448	2,159	7,650	35,170

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(6,135)	(11,448)	(2,159)	(7,650)	(32,055)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,135)	$(11,448)	$(2,159)	$(7,650)	$(32,055)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	31,500,000	31,500,000	31,500,000	31,500,000

The accompanying notes are an integral part of these condensed financial statements.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(WITH CUMULATIVE TOTALS SINCE INCEPTION)
(UNAUDITED)

			Cumulative totals
			December 6, 2004 (Inception)
	2007	2006	through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,135)	$(11,448)	$(32,055)

Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	970	99	1,413

Changes in assets and liabilities

Total adjustments	970	99	1,413

Net cash (used in) operating activities	(5,165)	(11,349)	(30,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	-	-	(3,700)
Acquisition of fixed assets	-	(3,534)	(3,534)

Net cash (used in) investing activities	-	(3,534)	(7,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholder	5,000	-	5,000
Issuance of common stock	-	-	35,000

Net cash provided by financing activities	5,000	-	40,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(165)	(14,883)	2,124

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,289	23,143	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,124	$8,260	$2,124

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
During the period, cash was paid for the following
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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

Jpak Group, Inc. (f/k/a RX Staffing, Inc.) (the “Company”) was incorporated in the State of Nevada on December 6, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

As of June 30, 2007, the Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Development Stage Company (Continued)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 there were no uninsured balances.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2007.

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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended,
	June 30, 2007	June 30, 2006

Net loss	$(6,135)	$(11,448)

Weighted average common shares
outstanding (Basic)	31,500,000	31,500,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	31,500,000	31,500,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. As of June 30, 2007, the Company did not have any potentially dilutive securities outstanding.

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, consisted of the following:

2007
Equipment	$3,534
Less: accumulated depreciation	(796)
Equipment, net	$2,738

Depreciation expense was $353 and $99 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

Represents an unsecured note payable to a related party (a relative of the Company’s sole officer and director), due on demand without interest used for working capital needs.

NOTE 5 - STOCKHOLDERS’ EQUITY

On December 6, 2004, the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

On December 12, 2006, the Company effected a 1-for-3 reverse stock split of its par value common stock. Par value of the stock remained at $0.001 per share. All share and per share amounts have been retroactively restated to reflect this reverse split.

There have been no other issuances of common stock as of June 30, 2007. See Note 8 - Subsequent Events.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred no activity since inception other than the issuance of stock for the period December 6, 2004 (Inception) through June 30, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s service development efforts. See Note 8 - Subsequent Events.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7- PROVISION FOR INCOME TAXES

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

JPAK GROUP, INC.
(formerly known as Rx Staffing, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 7- PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2007 and 2006, deferred tax assets consisted of the following:
	June 30, 2007	June 30, 2006

Deferred tax assets	$9,619	$6,992
Less: valuation allowances	(9,619)	(6,992)
Net deferred tax assets	$-	$-

At June 30, 2007 and 2006, the Company had accumulated deficits during the development stage of approximately $32,055 and $23,305, respectively, available to offset future taxable income through 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- SUBSEQUENT EVENTS

On August 9, 2007, the Company acquired all of the outstanding common stock of Jpak Group Co., Ltd. (“Old Jpak”) in exchange for 23,005,000 shares of the Company's common stock. As a part of the transaction, Shaun M. Jones sold 30,000,000 shares of the Company's common stock to affiliates of Old Jpak for $400,000 and the shares were cancelled.

On August 9, 2007, the Company became a party to a Note Purchase Agreement (the “NPA”) by and among the Company, Old Jpak, Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”) and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Old Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes automatically converted into (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stocks, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock (subject to adjustment), (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement referred to below.

In connection with the financing, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing. These warrants have the same terms as the Warrants, except that they contain a “cashless” exercise provision.

On August 9, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, the Company is required to prepare and file a registration statement for the resale of the common stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use its best efforts to cause, and to maintain, the effectiveness of the registration statement. The Company is subject to certain monetary obligations if, among other reasons, the Company fails to file the registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days of the date of the Registration Rights Agreement or the registration statement is not declared effective by the SEC within 150 days (180 days if the registration statement gets reviewed by the SEC) from the date of the Registration Rights Agreement. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.

Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights with respect to the registration statement to be filed under the Investor RRA for 15,805,000 shares of common stock.

Following the closing, the Company had 24,505,000 shares of common stock outstanding.

Previously, the Company had changed its name to Jpak Group, Inc. For a complete description of Jpak Group, Inc., its operations, management and financial statements, please see the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on August 15, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Jpak Group, Inc.’s (formerly known as Rx Staffing, Inc.) business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, JPAK’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on December 6, 2004, as Rx Staffing, Inc. On August 6, 2007, we changed our name to Jpak Group, Inc.

On August 9, 2007, the Company acquired all of the outstanding common stock of Jpak Group Co., Ltd. (“Old Jpak”) in exchange for 23,005,000 shares of the Company's common stock. As a part of the transaction, Shaun M. Jones sold 30,000,000 shares of the Company's common stock to affiliates of Old Jpak for $400,000 and the shares were cancelled.

On August 9, 2007, the Company became a party to a Note Purchase Agreement (the “NPA”) by and among the Company, Old Jpak, Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”) and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Old Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes automatically converted into (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stocks, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock (subject to adjustment), (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement referred to below.

In connection with the financing, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing. These warrants have the same terms as the Warrants, except that they contain a “cashless” exercise provision.

On August 9, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, the Company is required to prepare and file a registration statement for the resale of the common stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use its best efforts to cause, and to maintain, the effectiveness of the registration statement. The Company is subject to certain monetary obligations if, among other reasons, the Company fails to file the registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days of the date of the Registration Rights Agreement or the registration statement is not declared effective by the SEC within 150 days (180 days if the registration statement gets reviewed by the SEC) from the date of the Registration Rights Agreement. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.

Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights with respect to the registration statement to be filed under the Investor RRA for 15,805,000 shares of common stock.

Following the closing, the Company had 24,505,000 shares of common stock outstanding.

Previously, the Company had changed its name to Jpak Group, Inc. For a complete description of Jpak Group, Inc., its operations, management and financial statements, please see the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on August 15, 2007.

During the three and six months ended June 30, 2007 and 2006, we did not generate any revenues.

For the three months ended June 30, 2007, we incurred expenses in the amount of $2,159, consisting of $851 in professional fees, $547 in general and administrative expenses, $486 in depreciation and amortization expenses and $275 in outside services. We incurred expenses in the amount of $7,650 during the three months ended June 30, 2006, consisting of $101 in professional fees, $7,150 in outside services expenses, $99 in depreciation and amortization, and $300 in general and administrative fees. Total expenses since our inception on December 6, 2004 to June 30, 2007 were $35,170, of which $18,088 is attributable to professional fees, $13,027 in outside services, $2,642 in general and administrative expenses and $1,413 in depreciation and amortization expense.

As a result of our expenses and minimal revenues, we have incurred net losses since our inception.  For the three months ended June 30, 2007, our net losses were $2,159. During the three months ended June 30, 2006, we incurred net losses in the amount of $7,650. From the date of our inception to June 30, 2007, we had a cumulative deficit of $32,055.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements.

JPAK does not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In August 2007, the Company's chief executive officer and chief finanicial officer resigned as a result of the merger described in this report and were replaced with the Company's current chief executive officer and chief financial officer. As a result, the Company's current chief executive officer and chief financial officer did not evalutate the Company's disclosure controls and procedures as of the end of the period covered by this report. However, the chief executive officer and chief financial officer believe that the disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

(b) Changes in Internal Control Over Financial Reporting

Except as stated above, there were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On July 27, 2007, a majority of our shareholders consented to certain actions by written consent in lieu of a special meeting of shareholders, whereby the following actions were adopted:

1. Article II, Section 3 of our Bylaws shall be amended to provide not less than three and not more than nine Directors of our company; and

2. Article I of our Articles of Incorporation shall be amended to change the name of our corporation from Rx Staffing, Inc. to Jpak Group, Inc.

These actions were duly adopted by shareholders holding a majority of our issued and outstanding voting stock and were effective as of August 6, 2007. Proxies were not solicited.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPAK GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Yijun Wang	Chairman and
Yijun Wang	Chief Executive Officer	August 17, 2007