Form 10-Q
period 2007-09-30
Jpak Group, Inc.
filed 2007-11-14
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

(86-532) 84616387
(Registrant’s telephone number,
including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 13, 2007, there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2007 (unaudited) and June 30, 2007	3
	Condensed Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1.A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JPAK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	June 30,
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$4,938,200
Restricted cash for trade notes repayment	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	8,583,396
Inventory	2,544,263	3,393,896
Prepaid expenses and other current assets	75,584	772,792
Deferred financing costs, net	-	405,072

Total Current Assets	13,721,930	18,093,356

PROPERTY AND EQUIPMENT, NET	8,164,227	7,935,920

GOODWILL	1,017,245	953,283

Total Assets	$22,903,402	$26,982,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$4,634,457
Trade notes payable	533,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,002,000	4,812,900
Other payables	16,668	65,378

Total Current Liabilities	6,593,558	15,538,735

LONG-TERM DEBT	1,834,350	2,008,893

MINORITY INTEREST	-	800,039

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505
Additional paid-in capital	10,577,424	5,885,595
Retained earnings	2,683,185	1,815,309
Statutory reserves	371,364	371,364
Accumulated other comprehensive income	818,455	538,119

Total Stockholders’ Equity	14,475,494	8,634,892

Total Liabilities and Stockholders’ Equity	$22,903,402	$26,982,559

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,
	2007	2006

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	280,336	(10,225)

COMPREHENSIVE INCOME	$1,148,213	$523,330

BASIC EARNINGS PER SHARE	$.04	$.02
DILUTED EARNINGS PER SHARE	$.02	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	24,505,000	24,505,000
DILUTED	46,971,193	24,505,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$867,877	$533,555
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	168,288
Loss on disposal of fixed assets	-	66,682
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(410,240)
Account receivables	1,086,362	2,582,172
Inventory	892,338	(969,124)
Prepaid expenses	698,464	43,637
Accounts payable and accrued expenses	(2,640,752)	(1,258,904)
Other payables	(49,304)	-
Income tax payable	-	(98,877)

Total Adjustments	(1,031,303)	123,634

Net Cash Provided By (Used In) Operating Activities	(163,426)	657,189

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(2,082,178)
Disposal of fixed assets	-	1,029,368
Acquisition of Qingdao’s equity	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,052,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade note payable	-	470,952
Capital reduction	(452,463)	-
Repayment of other loans	-	(46,836)
Repayment of bank loan	(1,076,370)	(177,256)

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	246,860

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	14,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(134,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,189,799	$1,155,336

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

JPAK Group Co., Ltd. is a Cayman Islands based holding company incorporated on June 22, 2006 Jpak (Cayman). In September 2006, Jpak (Cayman) acquired a 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China. In August 2006, Grand International acquired an 88.23% interest in Qingdao Renmin Printing Co., Ltd., (“Qingdao Renmin”) which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. In July 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. In August 2007, we acquired all of the outstanding shares of capital stock of Jpak (Cayman). The share exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group reflect Jpak’s operations.

The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Qingdao Renmin in August 2006. Qingdao Renmin’s primary business is to print and produce packaging products for sale to the beverage and other industries.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the fiscal years ended June 30, 2007 and 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the fiscal years ended June 30, 2007 and 2006 included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Rx Staffing.

	Three Months Ended September 30, 2007
	Net Income	Shares	Per Share

Basic EPS	$867,877	24,505,000	$0.04
Effect of dilutive securities	-	22,466,193	(0.02)
Diluted EPS	$867,877	46,971,193	$0.02

	Three Months Ended September 30, 2006
	Net Income	Shares	Per Share

Basic EPS	$533,555	24,505,000	$0.02
Effect of dilutive securities	-	-	-
Diluted EPS	$533,555	24,505,000	$0.02

JPAK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - INVENTORY

Inventory at September 30, 2007 and June 30, 2007 consisted of the following:

	September 30,	June 30,
	2007	2007
Finished products	$407,318	$571,357
Raw materials	2,077,938	2,206,420
Parts and supplies	56,921	41,280
Work in process	2,086	574,839
Total	$2,544,263	$3,393,896

NOTE 5 - DEFERRED FINANCING COSTS

Costs related to obtaining the convertible notes in May 2007 by Jpak (Cayman) are capitalized and amortized over the term of the related debt using the straight-line method, which is 12 months. The remaining balance was allocated to issuance costs and netted with additional paid-in capital as the note was converted in August 2007 per Note 8. Deferred financing costs at September 30, 2007 and June 30, 2007 were as follows:

	September 30,	June 30,
	2007	2007
Deferred financing costs	$460,017	$460,017
Less: Accumulated amortization	104,780	54,945
Issuance costs	355,237	-
Net deferred financing costs	$-	$405,072

Amortization of deferred financing costs charged to operations for the quarters ending September 30, 2007 and September 30, 2006 was $49,835 and $-0-, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and June 30, 2007 consisted of the following:

	September 30,	June 30,
	2007	2007
Buildings	$3,533,677	$3,533,677
Machinery and equipment	10,378,749	9,848,634
Subtotal	$13,912,426	13,382,311
Less: Accumulated depreciation	5,748,199	5,446,391
Total	$8,164,227	$7,935,920

Depreciation expense for the quarters ending September 30, 2007 and September 30, 2006 was $221,543 and $168,288, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations. As of September 30, 2007, accounts payable and accrued expenses were $1,572,448 and 468,842, respectively. As of June 30 2007, accounts payable and accrued expenses were $4,066,655 and 567,802, respectively.

JPAK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERSION OF CONVERTIBLE NOTES

In August 9, 2007, the convertible notes issued by Jpak (Cayman) in May 2007 converted to following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in August 2007.

NOTE 9 - SHORT-TERM BANK LOANS

Short-term bank loans at September 30, 2007 consisted of the following:

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$667,000

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the Company's equipment.	$800,400

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$2,134,400

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the Company's equipment.	$400,200

Total short-term bank loans	$4,002,000

Short-term bank loans on June 30, 2007 consisted of the following:

On September 7th 2006, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by August
27th, 2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$867,900

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$657,500

JPAK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHORT TERM BANK LOANS (continued):

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the Company's equipment.	$789,000

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$2,104,000

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the company's equipment.	$394,500

Total short-term bank loans	$4,812,900

NOTE 10 - LONG-TERM DEBT

As of September 30, 2007 and June 30, 2007, the Company had long-term debt of $1,834,350 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two year period.

NOTE 11 - RISK FACTORS

In the three months ended September 30, 2007, five customers accounted for approximately 66.8% of the Company’s sales, five vendors accounted for approximately 84% of the Company’s purchases.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $ 2,189,799.

NOTE 13 - SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,

	2007	2006

Cash paid for interest	$113,189	$119,357

Cash paid for income taxes	-	$102,631

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We did not conduct any operations during periods up through the date of the share exchange (the “Share Exchange”) which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands (“Jpak”). The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group reflect Jpak’s operations. As a result, we have included elsewhere in this Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary (“Qingdao Renmin”). Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”).

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and other liquid foods and beverages in China. Since 2004, we have started and focused on the research and development, and we believe we are the largest and leading domestic supplier of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have recently begun contract manufacturing products for export primarily to Southeast Asia.

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

•	Increasing output to further penetrate the China market;
•	Offering bundled packaging materials and filling machines;
•	Increasing sales to selective Asian and other markets; and
•	Establishing brand names and brand awareness.

Company History

Jpak commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. Management completed the buyout of 88.23% of the state-owned equity interest in 2004, and in the same year started the development of aseptic liquid food and beverage cartons which was launched in the China market in 2005.

On June, 22, 2006, Jpak was incorporated in the Cayman Islands as Winner Dragon Limited. Winner Dragon Limited was renamed Jpak Group Co., Ltd. on September 18, 2006. Additionally, during September 2006, Jpak completed the acquisition of 88.23% of the equity interest in Qingdao Renmin, a company located in Qingdao, Shandong Province of the People’s Republic of China, through Grand International, the 100% owned subsidiary of Jpak. Currently, substantially, all of our operations are conducted in China through Qingdao Renmin.

In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

In August 2007, we acquired all of the outstanding capital stock of Jpak.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2007 and 2006

Three Months Ended September 30	2007	2006
Sales	$9,304,248	$7,676,485
Cost of sales	$6,987,181	$5,883,956
Selling, general and administrative expenses	$1,370,346	$1,072,285
Other income (expense)	$(78,844)	$(96,714)
Income taxes	$-	$89,975
Net income	$867,877	$533,555
Foreign currency translation adjustment	$280,336	$(10,225)
Comprehensive income	$1,148,213	$523,330

Sales. Total sales were approximately US$9.3 million for the three months ended September 30, 2007 as compared to approximately US$7.7 million for the three months ended September, 2006, an increase of approximately US$1.6 million, or 20.8%. The increase resulted from increased sale of our products and services to numerous new customers in 2007.

Cost of Sales. Cost of sales for the 3 months ended September 30, 2007 was approximately US$7.0 million, or 75.1% of sales, as compared to US$5.9 million, or 76.6% of sales, for the 3 months ended September 30, 2006. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The slight decrease of cost of sales to sales % was primarily due to a slight decrease in prices of direct raw materials.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.4 million for the three months ended September 30, 2007 as compared to approximately US$1.1 million for the three months ended September 30, 2006, an increase of approximately US$0.3 million, or 27.8%. The increase was mainly due to an increase in our sales force, sales related marketing activities and support staff. Selling expenses primarily consist of advertising, promotional and other sales and marketing expenses, salaries, commissions, and benefits for our sales and marketing personnel. We expect that our selling expenses will increase in absolute terms in the near term as we increase our sales efforts, expansion of the markets to more markets, hire additional sales personnel, and initiate additional marketing programs. We also expect to incur additional general and administrative expenses as a result of being listed as a public company in the United States.

Net income. Net income was approximately US$0.9 million for three months ended September 30, 2007 as compared to net income of approximately US$0.5 million for the three months ended September 30, 2006, an increase of US$334,000. The increase in net income was primarily due to increase of sales during the period.

Our reporting currency is the US dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$ 280,000 as of September 30, 2007 as compared to loss of US$10,000 as of September 30, 2006. The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.51760 RMB to 1.00 US dollar as compared to RMB7.91680 at September 30, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the 3 months ended September 30, 2007, and September 30, 2006 were RMB7.56906 and RMB7.97711, respectively.

The comprehensive income, which adds the currency adjustment to net income, was US$1.1 million for the three months ended September 30, 2007 as compared to US$0.5 million for the three months ended September 30, 2006, an increase of $0.6 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.3 million. There was an appreciation of RMB to US$ during the three months ended September 30, 2007 as compared to that of 2006.

Income Taxes

We are not subject to any income taxes in the United States or the Cayman Islands. Under the Interim Regulations of the People's Republic of China on Enterprises Income Tax effective from January 1, 1994 to December 31, 2007 and the Income Tax Law of the People's Republic of China for Foreign Investment Enterprises and Foreign Enterprises effective from July 1, 1991 to December 31, 2007, a company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments with the following “tax holidays”: If the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, with an operation of 10 years or more, it enjoys a two-year income tax exemption from the year that it is profitable and a 50% income tax reduction for the following three years ( the “2-3 tax holiday”).

Our subsidiary, Qingdao Renmin has been a domestic limited liability company since May 24, 2001 and has been subject to an income tax at an effective rate of 33%. However, since September 7, 2006, as a result of our acquisition, Qingdao Renmin is now a foreign investment enterprise and started to enjoy the 2-3 tax holidays.

On March 16, 2007, the PRC promulgated a new income tax law for enterprises that will become effective on January 1, 2008. Under the new income tax law, a company incorporated in the PRC will be generally subject to an income tax at an effective rate of 25%. In accordance with the new tax law, Qingao Renmin may continue to enjoy the 2-3 tax holidays that it currently enjoys as a foreign investment enterprise subject to the regulations to be promulgated by the State Council of the PRC.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital totaling approximately US$7.1 million, including cash and cash equivalents of US$2.2 million.

Net cash used in operating activities was US$163,000 for the three months ended September 30, 2007. This net cash used was primarily due to reduction of accounts payable offsetting with decrease of account receivables and the net income generated during the three months ended September 2007. Net cash provided US$657,000 for the three months ended September 30, 2006 was primarily related to decrease of account receivables offsetting with reduction of accounts payables and inventory increase.

Net cash used in investing activities for the three months ended September 30, 2007 totaled US$1.2 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qindao Renmin not owned by us. Net cash used in investing activities for the three months ended September 30, 2006 totaled US$1.1 million was related to the purchase of property and equipment offsetting with the sales proceeds of some obsolete machines.

Net cash used in financing activities for the three months ended September 30, 2007 was US$1.5 million and related primarily to repayment of some of the bank loans. Net cash provided in financing activities for the three months ended September 30, 2006 totaled US$247,000 and related mainly to the increase of trade note payable.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of September 30, 2007, we had and aggregate principal amount of US$4.0 million outstanding under the loan agreements, which amounts mature from February 2008 to May 2008 and accrue interest at a rate from 7.029% per annum to 6.57% per annum. The loan agreements contain customary affirmative and negative covenants. As of September 30, 2007, we were in material compliance with the terms of our loan agreements.

On August 9, 2007, we became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”) and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million (the “Financing”) to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes have been converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stocks, par value $.001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement of which this prospectus forms a part. In connection with the Financing, we also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the Financing. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Revenue recognition.

We derive our revenues primarily from sales of printing packaging products which are recognized at the point of sale.

Accounts Receivable.

Our terms of sales allow for payments to be made for up to one year. Our management reviews customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the need for reserves.

Inventory.

Inventory is stated at the lower of weighted average cost or market, which takes into account historical prices on a continuing basis.

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the 3 months ended September 30, 2007.

Foreign Currency Translation and Transactions.

The financial position and results of operations of our foreign subsidiaries are determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 2, 2007, we appointed Patrizio & Zhao, LLC, as our independent registered public accounting firm to replace Bagell, Josephs, Levine & Company, LLC following their dismissal on October 2, 2007. This action was ratified by our board of directors on October 2, 2007. During our fiscal years ended December 31, 2006 and 2005 and the subsequent interim period through October 2, 2007, we had no disagreements with Bagell, Josephs, Levine & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Bagell, Josephs, Levine & Company, LLC would have caused it to make reference to the subject matter of the disagreements in its report. Bagell, Josephs, Levine & Company, LLC’s report on our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. A letter addressed to the SEC from Bagell, Josephs, Levine & Company, LLC stating that it agrees with the above statement was attached as an exhibit to our Current Report on 8-K filed with the SEC on October 8, 2007.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Risks Related To Our Business.

The price increase of raw materials, such as paper materials, polyethylene materials, and aluminum materials, could increase the cost of our products and reduce our profit margin. Paper materials, polyethylene materials, and aluminum materials are the major materials for our aseptic packaging products. In the last two years, the prices of paper materials, polyethylene materials and aluminum materials have fluctuated substantially, as have other raw materials, due to the increasing demand in China resulting from its rapid economic development. Although we have managed to minimize the impact of such fluctuation in the past, there is no assurance that we will be able to do so in the future. If the price for paper materials, polyethylene materials, aluminum materials, and other necessary raw materials increases significantly, our profit margin could decrease considerably and we may not be able to maintain our profitability.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all. From time to time, we may seek additional financing to provide the capital required to maintain or expand our production facilities, implement research and development and equipment and/or working capital initiatives, as well as to repay outstanding loans if cash flow from operations is insufficient. We cannot predict with certainty the timing or account of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or develop new business at the desired rate. Consequently, our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including, but not limited to:

•	the continued acceptance of our products and services by the packaging industries;
•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;
•	the costs associated with such growth, which are difficult to quantify, but could be significant;
•	rapid technological change; and
•	the highly competitive nature of the packaging industries.

If we are successful in obtaining rapid market growth of our products and services, we will be required to deliver large volumes of quality products and services to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services. Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers, this could adversely affect our relationship with customers, leading to a reduction in our revenues.

We have a history of operating losses, and there can be no assurance that we can sustain or increase profitability and, as a result, may not operate as a going concern. While we recently achieved an operating profit, we have had operating losses in some of the years since our inception and there can be no assurance that we can sustain or increase profitability. Unanticipated problems, expenses, and delays are frequently encountered in developing and marketing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations. In addition, we expect to incur additional general and administrative expenses as a public company in the United States which could also have a negative impact on our profitability.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Our indebtedness aggregated approximately US$5.8 million as of September 30, 2007. As a result, we are subject to the risks associated with significant indebtedness, including:

•	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;
•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;
•
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business. Our borrowings under our existing loan agreements are secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our loan agreements impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

•	acceleration of the payment of our outstanding indebtedness;
•	cross defaults to and acceleration of the payment under other financing arrangements;
•	our inability to borrow additional amounts under our existing financing arrangements; and
•	our inability to secure financing on favorable terms or at all from alternative sources.

Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios and operate our business.

The failure to maintain our relationships with our existing customers or the failure to obtain new customers could negatively affect our revenues and decrease our earnings or have an adverse impact on our business. We maintain purchase orders for the sales of our products to our customers. Although we have entered into agreements to supply our customers, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationships with our customers will be maintained on satisfactory terms, if at all. The failure to maintain our relationships with our customers or the failure to obtain new customers could (i) negatively affect our revenues and decrease our earnings or (ii) adversely impact our business.

We rely on a limited number of suppliers and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. We generally rely on one or two suppliers for each of the primary materials used in our products, including paper, polyethylene and aluminum, and otherwise rely on a limited number of suppliers for the other materials used in our products. Our suppliers may not be able to supply the necessary materials without interruption. We may not have adequate remedies for their failure to supply us which could result in a shortage of our products. If one of our suppliers fails or refuses to supply us for any reason, it could take time and expense to obtain a new supplier. In addition, our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain the materials used in our products in a timely manner. The search for new suppliers could potentially delay the manufacture of our products, resulting in shortages in the marketplace and may cause us to incur additional expense. Failure to comply with applicable legal requirements subjects our suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the materials we need for our products. Any delay in supplying, or failure to supply, materials for our products by any of our suppliers could result in our inability to meet the commercial demand for our products, and could adversely affect our business, financial condition, results of operations and growth prospects.

We may not be able to adequately protect our intellectual property, which could harm our competitive advantage.  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States of America. In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

The failure to increase our current manufacturing capacity could materially and adversely affect our business, financial condition, results of operations and growth prospects. We currently manufacture our products at a single facility with two production lines. Manufacturing products at a single site presents risks because a disaster, such as a fire or hurricane, may interrupt our manufacturing capability. In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays. Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our use of a single manufacturing facility with two production lines may restrict our ability to attract large customers who require certainty in the production process. We intend to expand our manufacturing operations by adding additional production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget. We may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations. The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income. In the event the demand for our products rapidly increases or spikes in a certain period, we may not have the manufacturing ability to fulfill demand, either in our own facilities or through agreements with third parties. This lack of manufacturing capacity could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our failure to successfully develop new business segments could have a material adverse affect on our business, financial condition, results of operations and growth prospects. We are currently pursuing and in the future may pursue new technologies and businesses segments internally or through acquisitions or combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, future acquisitions or combinations by us involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

The loss of one or more members of our management team or other key employees could affect our ability to successfully grow our business. Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees, including but not limited to, Yijun Wang, our Chairman, Chief Executive Officer and President (and Chairman and Chief Executive Officer of Qingdao Renmin) and Qingjun Yang, the President of Qingdao Renmin. Qingdao Renmin currently has employment agreements with its named executive officers but does not currently maintain key person life insurance. If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. Further, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest. We do not have a majority of independent directors serving on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

We face significant competition in each product we offer and each geographic market in which we operate, and if we fail to compete effectively, we may lose our market share and our profitability may be adversely affected. The aseptic liquid food and beverage carton market in China is rapidly evolving and highly competitive. We expect competition in this market to persist and intensify. We face competition in each major product line we offer and each geographic market in which we operate. We face nationwide competition primarily from Tetra Pack and SIG Cambibloc (“SIG”), both multi-national companies which currently have an estimated combined 90% of the aseptic carton market. We also face competition from domestic aseptic carton suppliers in China. Existing or future competing products may provide (i) better quality and technology, (ii) greater utility, lower cost or other benefits from their intended uses than our products, or (iii) may offer comparable performance at lower cost. Many of these companies are well-established, have substantially greater financial and other resources, and have more experience in manufacturing and marketing than we do. There can be no assurance that we will be able to compete successfully with such competitors. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business could suffer.

High margins for the aseptic liquid food and beverage cartons business will attract more businesses to enter this field. Our business could suffer as a result of more competition. Our business has enjoyed relatively high profit margins so far due to the fact that we have concentrated in the aseptic liquid food and beverage carton business. Such high margins will attract more businesses to enter into this field. As a result, competition may intensify and our profits may drop significantly.

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;
•	control of foreign exchange;
•	methods of allocating resources;
•	balance of payments position;
•	international trade restrictions; and
•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. The economic reforms in China have been conducted under a tight grip of the Chinese government. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. Because most of our officers and directors reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or its officers and directors by a shareholder or group of shareholders in the United States. Also, because our officers will likely be residing in the PRC at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in the People’s Republic of China (“PRC”) it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties. On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange, (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles (“SPVs”), formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Administrative Permits”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

Based on our understanding of current PRC Laws, we believe that the New M&A Rule does not require us or our Chinese shareholders or our entities in China to obtain the CSRC approval in connection with the transaction contemplated by the share exchange agreement, by and among the Company, Jpak and the shareholders of Jpak named therein, dated as of August 9, 2007 (the “Securities Exchange Agreement” or “SEA”), in connection with the Share Exchange because Grand International completed the approval procedures of the acquisition of the 88.23% equity interest in Qingdao Renmin at MOFCOM before September 8, 2006 when the New M&A Rule became effective.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to our understanding that we do not need the CSRC approval, and PRC government authorities may impose some additional approvals and requirements.

Further, if the PRC government finds that we or our Chinese shareholders did not obtain the CSRC approval, which CSRC may think we should have obtained before our executing the Securities Exchange Agreement, we could be subject to severe penalties. The New M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. China only recently has permitted provincial and local economic autonomy and private economic activities and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in RMB (“RMB”) and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Government regulations and environmental matter in China may adversely impact on our business. Our manufacturing operations are subject to numerous laws, regulations,   rules and specifications relating to human health and safety and   the environment. These laws and regulations address and regulate, among other   matters, wastewater discharge, air quality and the generation, handling,   storage, treatment, disposal and transportation of solid and hazardous wastes   and releases of hazardous substances into the environment. In addition, third   parties and governmental agencies in some cases have the power under such laws   and regulations to require remediation of environmental conditions and, in the   case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with   applicable laws and regulations.

We have obtained all permits and approvals and filed all registrations required for the conduct of its business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We are in compliance in all material respects with the numerous laws, regulations,   rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location. However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs.

No assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. State and local environmental regulatory requirements change often.

It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC. The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business. RMB is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005.

According to Notice 75:

•
prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of the offshore company that does not involve any return investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

In addition, SAFE issued updated internal implementing rules (“Implementing Rules”) in relation to Notice 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. The Implementing Rules permits retroactive registration for PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past but did not complete the relevant overseas investment foreign exchange registration procedures before March 31, 2006. But there may be penalties on the relevant PRC residents and the relevant onshore company if any foreign exchange transactions were paid out from the relevant onshore company to the relevant offshore company between April 21, 2005 and the date of the application for the registration. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. It remains uncertain whether PRC residents shall go through the overseas investment foreign exchange registration procedures under Notice 75 or Implementing Rules, who may indirectly hold our shares through the participation and exercise of incentive stock option granted by Joyrich Group Limited and Fabregas Group Limited, shareholders of our company.

As a result, we cannot predict how they will affect our business operations following our business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, if required by Notice 75, Implementing Rules or other applicable PRC laws and regulations, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our business combination strategy and adversely affect our business and prospects following a business combination.

Our future employee stock option plan or stock ownership plan involving any PRC domestic individual will be subject to the administration of foreign exchange in the PRC. In accordance with the Measures of Administration on Foreign Exchange of Individuals promulgated on December 25, 2006 (the “Measures”) and the Implementing Rules of the Measures of Administration on Foreign Exchange of Individuals (the “Implementing Rules of Measures”), which became effective in February 2007, a PRC domestic individual (i.e., a Chinese citizen as defined) who participates in the employees stock option plan or stock plan of an overseas listed company shall conduct foreign exchange related affairs upon the prior approval of SAFE and/or its local branch through its employer or a PRC agency. The dividends of the shares or proceeds received from sale of shares under the stock option plan or stock ownership plan in foreign exchange by such PRC domestic individual shall be remitted and deposited into the special onshore foreign currency bank account in the PRC opened by the employer or the PRC agency. Furthermore, following the Implementing Rules of Measures, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company (Hui Zong Fa [2007] No. 78, the “Circular 78”) on April 6, 2007. Circular 78, which introduces a number of new and highly restrictive requirements, applies to any employee stock option plan or stock ownership plan offered by a PRC or non-PRC company whose shares are listed on an overseas stock exchange. Given these PRC regulations, if we approve and implement any employee stock option plan or stock ownership plan which will involve any PRC domestic individual, the SAFE registration for such PRC domestic individual participating in the employee stock ownership plan or stock option plan shall apply and be required. Nevertheless, Circular 78 only applies to the overseas listed company other than an overseas private company and as a result, the incentive stock option granted by Joyrich Group Limited and Fabregas Group Limited, shareholders of our company and private companies, to PRC residents do not fall into such SAFE registration under Circular 78. Currently it is silent in terms of PRC statutory requirements with respect to the PRC domestic individuals participating in employee stock ownership plan or stock option plan of an overseas private company, since there are no applicable PRC laws or regulations. It is unclear how future regulations will impact the incentive stock options granted by Joyrich Group Limited and Fabregas Group Limited.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur. Our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock own, in the aggregate, approximately 96% of our outstanding common stock. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There is no active public trading market for our common stock and there can be no assurance that one will develop in the future. There is no active public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board. There can be no assurance that a regular trading market will develop or that if developed, will be sustained. The development of an active trading market will depend on the existence of willing buyers and sellers, the presence of which is not within our control, or the control of any market maker or specialist. The number of active buyers and sellers of our common stock at any particular time may be limited. Under such circumstances, our shareholders could have difficulty selling our shares on short notice, and, therefore, our common stock should not be viewed as a short-term or liquid investment. In the absence of a trading market, a shareholder will be unable to liquidate his investment except by private sale.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our company.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult. SEC Rule 15g-9, as amended, establishes the definition of a "penny stock" as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.   To approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock. OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

In the event that we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our stockholders could experience substantial dilution. If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders may incur substantial dilution. Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding securities.

The market price of our common stock may be volatile. The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in industries in which we operate, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

Anti-takeover provisions of Nevada law, our articles of incorporation and our bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or attempts to replace or remove our management that could be beneficial to our shareholders. Our articles of incorporation and bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index on page 31 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Ming Qi
Ming Qi Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1
Securities Exchange Agreement by and among Jpak Group, Inc., Jpak Group Co., Ltd., the shareholders of Jpak Group Co., Ltd. named therein and the selling party named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 2.1 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

3.1
Articles of Incorporation of Jpak Group, Inc. (f/k/a Rx Staffing, Inc.), filed with the Secretary of State of Nevada on December 6, 2004 (incorporated by reference to Exhibit 3 of Rx Staffing, Inc.’s Form SB-2 filed on June 10, 2005).

3.1(a)
Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on November 29, 2006 (incorporated by reference to Exhibit 3.1(a) of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

3.1(b)
Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on July 27, 2007 (incorporated by reference to Exhibit 3.1(b) of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

3.2	By-laws of Jpak Group, Inc. (f/k/a Rx Staffing, Inc.), adopted on December 10, 2004 (incorporated by reference to Exhibit 3 of Rx Staffing, Inc.’s Form SB-2 filed on June 10, 2005).
3.2(a)	First Amendment to By-laws adopted on July 27, 2007 (incorporated by reference to Exhibit 3.2(a) of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
4.1
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Jpak Group, Inc., filed with the Secretary of State of Nevada on August 9, 2007 (incorporated by reference to Exhibit 4.1 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

4.1(a)
Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Jpak Group, Inc., filed with the Secretary of State of Nevada on October 1, 2007 (incorporated by reference to Exhibit 4.1(a) of the Company’s Form 8-K filed on October 9, 2007).

4.2
Form of Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.2 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

4.3	Series A Warrant to Purchase shares of common stock of Jpak Group, Inc., issued on August 9, 2007 (incorporated by reference to Exhibit 4.3 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
4.4	Series B Warrant to Purchase shares of common stock of Jpak Group, Inc., issued on August 9, 2007 (incorporated by reference to Exhibit 4.4 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
4.5
Series J Warrant to Purchase shares of the Series B Convertible Preferred Stock, Series C Warrants to Purchase common stock and Series D Warrants to Purchase common stock, issued August 9, 2007 (incorporated by reference to Exhibit 4.5 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

4.6	Form of Series C Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.6 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
4.7	Form of Series D Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.7 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
10.1
Note Purchase Agreement by and among Jpak Group Co., Ltd, Grand International Industrial Limited and the investors identified therein, dated as of May 17, 2007 (incorporated by reference to Exhibit 10.1 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.2	Joinder Agreement executed by Jpak Group, Inc., dated as of August 9, 2007 (incorporated by reference to Exhibit 10.2 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).
10.3
Registration Rights Agreement by and among Jpak Group, Inc. and the purchasers named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.3 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.4
Securities Escrow Agreement by and among Jpak Group, Inc., the purchasers named therein, the principal stockholders of Jpak Group, Inc. named therein and the escrow agent named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.4 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.5
Lock-Up Agreement by and among Jpak Group, Inc. and the shareholders of Jpak Group, Inc. named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.5 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.6
Working Capital Loan Contract, effective as of August 27, 2006, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Industrial and Commercial Bank of China, Qingdao Branch, as lender (incorporated by reference to Exhibit 10.6 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.7
Working Capital Loan Contract, effective as of February 12, 2007, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Qingdao City Commercial Bank, Yongping Branch, as lender (incorporated by reference to Exhibit 10.7 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.8
Working Capital Loan Contract, effective as of February 12, 2007, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Industrial and Commercial Bank of China, Qingdao Branch, as lender (incorporated by reference to Exhibit 10.8 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.9
Working Capital Loan Contract, effective as of April 10, 2007, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Industrial and Commercial Bank of China, Qingdao Branch, as lender (incorporated by reference to Exhibit 10.9 of Rx Staffing, Inc.’s Form 8-K filed on August 15, 2007).

10.10
Employment Agreement, effective June 1, 2001, by and between Qindgao Renmin Printing Co., Ltd., as employer and Yijun Wang, as employee (incorporated by reference to Exhibit 10.10 of Rx Staffing, Inc.’s Registration Statement on Form S-1 filed on November 9, 2007).

10.11
Employment Agreement, effective June 1, 2001, by and between Qindgao Renmin Printing Co., Ltd., as employer and Ming Qi, as employee (incorporated by reference to Exhibit 10.11 of Rx Staffing, Inc.’s Registration Statement on Form S-1 filed on November 9, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.