Form 10-Q
period 2007-12-31
Jpak Group, Inc.
filed 2008-02-21
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

(86-532) 84616387
(Registrant’s telephone number,
including area code)

________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

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

On February 14, 2008 there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	3
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1.A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$4,938,200
Account receivables, net of allowance $40,603 and $38,945	6,976,926	8,583,396
Inventory	2,849,813	3,393,896
Other receivables	120,519	-
Prepaid expenses and other current assets	72,645	772,792
Advanced payments	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-
Deferred financing costs, net	-	405,072
Total Current Assets	20,191,527	18,093,356

PROPERTY AND EQUIPMENT, NET	8,576,582	7,935,920

LONG-TERM INVESTMENT	104,882	-

GOODWILL	1,017,245	953,283

Total Assets	$29,785,354	$26,982,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	$4,634,457
Trade notes payable	-	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,113,000	4,812,900
Other payables	-	65,378
Total Current Liabilities	6,050,200	15,538,735

LONG-TERM DEBT	1,730,339	2,008,893

MINORITY INTEREST	98,753	800,039

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, 5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505
Series B convertible preferred stock, $0.001 par value, 5,000,000
Shares authorized, 5,000,000 shares issued and outstanding	500	-
Series A warrants	1,540,000	-
Series B warrants	1,155,000	-
Series C warrants	833,333	-
Series D warrants	458,333	-
Placement agent warrants	1,127,313	-
Additional paid-in capital	11,590,258	5,885,595
Retained earnings	3,556,733	1,815,309
Statutory reserves	371,364	371,364
Accumulated other comprehensive income	1,248,162	538,119

Total Stockholders’ Equity	21,906,062	8,634,892

Total Liabilities and Stockholders’ Equity	$29,785,354	$26,982,559

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUE	$6,114,644	$5,371,875	$15,418,892	$13,048,360

COST OF SALES	4,319,117	4,246,343	11,306,299	10,130,300

GROSS PROFIT	1,795,527	1,125,532	4,112,593	2,918,060

EXPENSES
Selling, general and administrative	1,032,919	1,315,884	2,395,296	2,429,019
Depreciation expense	22,241	12,902	41,054	25,006

Total Expenses	1,055,160	1,328,786	2,436,350	2,454,025

INCOME FROM OPERATIONS	740,367	(203,254)	1,676,243	464,035

OTHER INCOME (EXPENSES)
Interest income	8,113	-	32,295	-
Interest expense	(104,566)	(105,532)	(217,755)	(192,919)
Other income (expense), net	238,498	133,016	248,662	126,254

Total Other Income (Expenses)	142,045	27,484	63,202	(66,665)

INCOME BEFORE PROVISION
FOR INCOME TAX	882,412	(175,770)	1,739,445	397,370

PROVISION FOR INCOME TAX	-	169,950	-	259,925

NET INCOME BEFORE MINORITY INTEREST	882,412	(345,720)	1,739,445	137,445

MINORITY INTEREST	(1,980)	(40,691)	(1,980)	22,108

NET INCOME (LOSS)	884,392	(305,029)	1,741,425	115,337

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	429,707	(27,828)	710,043	(38,053)

COMPREHENSIVE INCOME	1,314,099	(332,857)	2,451,468	77,284

BASIC EARNINGS (LOSS) PER SHARE	$.04	($ .01)	$.07	$.00
DILUTED EARNINGS PER SHARE	$.01	($ .01)	$.03	$.00

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000	24,505,000	24,505,000	24,505,000
DILUTED	64,403,252	24,505,000	55,722,807	24,505,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,741,425	$115,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(1,980)	22,108
Depreciation and amortization	518,645	346,145
Gain on disposal of fixed assets		(1,108,582)
Changes in assets and liabilities:
Account receivables	1,937,765	3,909,791
Inventory	676,659	(1,022,024)
Restricted cash for trade notes repayments	-	132,540
Other receivables	(118,427)	(264,705)
Prepaid expenses	703,834	(5,954)
Advance payments	(2,013,322)	-
Due from shareholders		(50,000)
Accounts payable and accrued expenses	(2,780,763)	(1,248,145)
Other payables	(66,978)	(2,398,220)
Other current liabilities	-	237,984

Total Adjustments	(1,144,567)	(1,449,062)

Net Cash Provided By (Used In) Operating Activities	596,858	(1,333,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(121,407)
Addition in construction in progress	(155,702)	-
Acquisition of Qingdao	(864,000)	(5,268,500)
Cash acquired from the subsidiary	(99,019)	-

Net Cash Used In Investing Activities	(1,497,061)	(5,389,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade note payable	(538,880)	102,967
Capital Contribution	(452,462)	5,406,695
Exercise of J warrants	5,000,000	-
Proceeds from short term bank loan	-	1,082,790
Repayment of short term bank loan	(889,152)	-
Repayment of long term debt	(357,783)	-

Net Cash Provided By Financing Activities	2,761,723	6,592,452

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	229,884	47,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,091,404	(83,435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,029,604	$1,206,560

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. is a Cayman Islands based holding company incorporated on June 22, 2006. In December 2006, the Company acquired a 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China. In August 2006, Grand International acquired an 88.23% interest in Qingdao Renmin Printing Co., Ltd., (“Qingdao Renmin”) which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. In July 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Qingdao Renmin in August 2006. Qingdao Renmin’s primary business is to print and produce packaging products for sale to the beverage and other industries. In October, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the fiscal years ended June 30, 2007 and 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended December 31, 2007
	Net Income	Shares	Per Share

Basic EPS	$884,392	24,505,000	$0.04
Effect of dilutive securities	-	39,898,252	(0.03)
Diluted EPS	$884,392	64,403,252	$0.01

	Three Months Ended December 31, 2006
	Net Income	Shares	Per Share

Basic EPS	($305,029)	24,505,000	($0.01)
Effect of dilutive securities	-	-	-
Diluted EPS	($305,029)	24,505,000	($0.01)

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE (continued)

	Six Months Ended December 31, 2007
	Net Income	Shares	Per Share

Basic EPS	$1,741,425	24,505,000	$0.07
Effect of dilutive securities	-	31,217,807	(0.04)
Diluted EPS	$1,741,425	55,722,807	$0.03

	Six Months Ended December 31, 2006
	Net Income	Shares	Per Share

Basic EPS	115,337	24,505,000	$0.00
Effect of dilutive securities	-	-	-
Diluted EPS	$115,337	24,505,000	$0.00

NOTE 4 - INVENTORY

Inventory at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31, 2007	June 30, 2007
Finished products	$111,924	$571,357
Raw materials	2,562,009	2,206,420
Parts and supplies	52,850	41,280
Work in process	123,030	574,839
Total	$2,849,813	$3,393,896

NOTE 5 - DEFERRED PALCEMENT AGENT WARRANTS COST

In connection with the US$5,500,000 financing in May 2007, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$0.50 per share to the placement agent in the Financing. The expiration date of this warrant is on May 17, 2011. Furthermore, in connection with the Series J warrants exercised in December 2007, the Company granted warrants to purchase 750,000 shares of common stock with an exercise price of US$0.60 per share to the placement agent. The expiration date of this warrant is December 28, 2011. These placement agent warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

The cost related to the two placement agent warrants are capitalized and amortized over the term of the warrants. Deferred financing costs at December 31, 2007 and June 30, 2007 were as follows:

	December 31, 2007	June 30, 2007
Deferred financing costs	$1,127,313	$-
Less: Accumulated amortization	34,182	-
Net deferred financing costs	$1,093,131	$-

Amortization of deferred financing costs charged to operations for the six months ending December 31, 2007 and December 31, 2006 was $34,182 and $-0-, respectively.

NOTE 6 - DEFERRED FINANCING COSTS

Costs related to obtaining the convertible note are capitalized and amortized over the term of the related debt using the straight-line method, which is 12 months. The remaining balance was allocated to issuance costs and netted with additional paid-in capital as the note was converted in August 2007 per Note 8. Deferred financing costs at December 31, 2007 and June 30, 2007 were as follows:

	December 31,	June 30,
	2007	2007
Deferred financing costs	$460,017	$460,017
Less: Accumulated amortization	460,017	54,945
Net deferred financing costs	$-	$405,072

Amortization of deferred financing costs charged to operations for the six months ending December 31, 2007 and December 31, 2006 was $49,835 and $-0-, respectively.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006, DECEMBER 31, 2007 AND 2006

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31,	June 30,
	2007	2007
Buildings	$3,842,612	$3,533,677
Machinery and equipment	10,854,604	9,848,634
Subtotal	$14,697,216	13,382,311
Less: Accumulated depreciation	6,120,634	5,446,391
Total	$8,576,582	$7,935,920

Depreciation expense for the six months ending December 31, 2007 and 2006 was $434,628, and $346,145, respectively. Depreciation expense for three months ending December 31, 2007 and 2006 was 213,086 and $177,857, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations. As of December 31, 2007, accounts payable and accrued expenses were $1,521,913 and $415,287, respectively. As of June 30 2007, accounts payable and accrued expenses were $4,066,655 and $567,802, respectively.

NOTE 9 - CONVERSION OF CONVERTIBLE NOTES

On August 9, 2007, the Company became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”) and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million (the “Financing”) to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes have been converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stocks, par value $.001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”).

On December 28, 2007, the holders of the Company's outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of US$5.0 million to the Company. Pursuant to the terms of the Series J Warrants, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company's Series B Convertible Preferred Stock, which will be convertible into an aggregate of 8,333,333 shares of the Company's Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

NOTE 10 - SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2007 consist of the following:

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal was paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$685,500

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the Company's equipment.	$822,600

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal was paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$2,193,600

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the Company's equipment.	$411,300

Total short-term bank loans	$4,113,000

NOTE 11 - LONG-TERM DEBT

As of December 31, 2007 and June 30, 2007, the Company had long-term debt of $1,730,339 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two-year period.

NOTE 12 - RISK FACTORS

In the six months and three months ended December 31, 2007, three customers accounted for approximately 71% of the Company’s sales, four vendors accounted for approximately 94% of the Company’s purchases.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with two financial institutions of $7,029,604
NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended
	December
	2007	2006
Cash paid for interest	$217,755	$192,919
Cash paid for income taxes	$-	$259,925

NOTE 15 - SUBSEQUENT EVENTS

None.

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

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

•	Increasing output to further penetrate the China market;

•	Offering bundled packaging materials and filling machines;

•	Increasing sales to selective Asian and other markets; and

•	Establishing brand names and awareness.

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

Results of Operations

The following table shows the results of operations of our business.
Comparison of the Three Months Ended December 31, 2007 and 2006

Three Months Ended December 31	2007	2006
Sales	$6,114,644	$5,371,875
Cost of sales	$4,319,117	$4,246,343
Selling, general and administrative expenses	$1,055,160	$1,328,786
Other income (expense)	$142,045	$27,484
Income taxes	$-	$169,950
Minority Interest	$(1,980)	$(40,691)
Net income	$884,392	$(305,029)
Foreign currency translation adjustment	$429,744	$(27,828)
Comprehensive income	$1,314,136	$(332,857)

Sales. Total sales were approximately US$6.1 million for the three months ended December 31, 2007 as compared to approximately US$5.4 million for the three months ended December 31, 2006, an increase of approximately US$0.7 million, or 13.8%. The increase resulted from increased sale of our products and services to numerous new customers in 2007. The increase of new customers was mainly due to shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons. Monetary sales amount for the products have been treated as the key performance indicators that management utilizes to assess operations.

Cost of Sales. Cost of sales for the three months ended December 31, 2007 was approximately US$4.3 million, or 70.6% of sales, as compared to US$4.2 million, or 79.1% of sales, for the three months ended December 31, 2006. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The significant decrease in cost of sales to sales % was primarily due to gradual shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons which have higher profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.1 million for the three months ended December 31, 2007 as compared to approximately US$1.3 million for the three months ended December 31, 2006, a decrease of approximately US$0.2 million, or 20.8%. The decrease was mainly due to the decrease of research and development expenses incurred in gradual shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons. Substantial research and development expenses were incurred during 2006 in order to shift the product lines.

Minority Interest In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

Net income. Net income was approximately US$0.9 million for three months ended December 31, 2007 as compared to net loss of approximately US$0.3 million for the three months ended December 31, 2006, an increase of US$1.2 million. The increase in net income was primarily due to increase of sales, increase of profit margin of products and decrease of selling, general and administrative expenses.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$ 430,000 as of December 31, 2007 as compared to loss of US$28,000 as of December 31, 2006. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29395 RMB to 1.00 US dollar as compared to RMB7.80031 at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended December 31, 2007, and December 31, 2006 were RMB7.44345 and RMB7.87384, respectively.

The comprehensive income, which adds the currency adjustment to net income, was US$1.3 million for the three months ended December 31, 2007 as compared to US$0.3 million loss for the three months ended December 31, 2006, an increase of $1.6 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.4 million and increase of net income by US$1.2 million. There was an appreciation of RMB to US$ during the three months ended December 31, 2007 as compared to that of 2006.

Comparison of the Six Months Ended December 31, 2007 and 2006

Six Months Ended December 31	2007	2006
Sales	$15,418,892	$13,048,360
Cost of sales	$11,306,299	$10,130,300
Selling, general and administrative expenses	$2,436,350	$2,454,025
Other income (expense)	$63,202	$(66,665)
Income taxes	$-	$259,925
Minority Interest	$(1,980)	$(22,108)
Net income	$1,741,425	$115,337
Foreign currency translation adjustment	$710,643	$(38,053)
Comprehensive income	$2,451,468	$77,284

Sales. Total sales were approximately US$15.4 million for the six months ended December 31, 2007 as compared to approximately US$13.0 million for the six months ended December 31, 2006, an increase of approximately US$2.4 million, or 18.5%. The increase resulted from increased sale of our products and services to numerous new customers in 2007. The increase of new customers was mainly due to shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons. Monetary sales amount for the products have been treated as the key performance indicators that management utilizes to assess operations.

Cost of Sales. Cost of sales for the six months ended December 31, 2007 was approximately US$11.3 million, or 73.4% of sales, as compared to US$10.1 million, or 77.7% of sales, for the six months ended December 31, 2006. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in cost of sales to sales % was primarily due to gradual shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons which have higher profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$2.4 million for the six months ended December 31, 2007 as compared to approximately US$2.5 million for the six months ended December 31, 2006, the decrease of approximately US$0.1 million, or 4.0%. There was no significant difference between the six months ended December 31, 2007 vs. 2006.

Minority Interest In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

Net income. Net income was approximately US$1.7 million for six months ended December 31, 2007 as compared to net income of approximately US$0.1 million for the six months ended December 31, 2006, an increase of US$1.8 million. The increase in net income was primarily due to increase of sales and increase of profit margin of products.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$710,000 as of December 31, 2007 as compared to loss of US$38,000 as of December 31, 2006. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29395 RMB to 1.00 US dollar as compared to RMB7.80031 at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2007, and December 31, 2006 were RMB7.50626 and RMB7.92547, respectively.

The comprehensive income, which adds the currency adjustment to net income, was US$2,451,000 for the six months ended December 31, 2007 as compared to US$77,000 for the six months ended December 31, 2006, an increase of $2.4 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.7 million and increase of net income by US$1.7 million. There was an appreciation of RMB to US$ during the six months ended December 31, 2007 as compared to that of 2006.

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

On March 16, 2007, the PRC promulgated a new income tax law for enterprises that became effective on January 1, 2008. Under the new income tax law, a company incorporated in the PRC will be generally subject to an income tax at an effective rate of 25%. In accordance with the new tax law, Qingdao Renmin may continue to enjoy the 2-3 tax holidays that it currently enjoys as a foreign investment enterprise subject to the regulations to be promulgated by the State Council of the PRC.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital totaling approximately US$14.1 million, including cash and cash equivalents of US$6.8 million.

Net cash provided in operating activities was US$597,000 for the six months ended December 31, 2007. This net cash provided was primarily due to the net income generated during the six months ended December 2007. Net cash used US$1.3 million for the six months ended December 31, 2006 was primarily related to reduction of account receivables offsetting with decrease of accounts payables and other payables and increase of inventory.

Net cash used in investing activities for the six months ended December 31, 2007 amounted to US$1.5 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qingdao Renmin not owned by Jpak. Net cash used in investing activities for the six months ended December 31, 2006 amounted to US$5.4 million was related to acquisition of the outstanding equity of Qingdao Renmin not owned by Jpak.

Net cash provided in financing activities for the six months ended December 31, 2007 was US$2.8 million and related primarily to exercise of J warrants. Net cash provided in financing activities for the six months ended December 31, 2006 totaled US$6.6 million and related mainly to capital contribution.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China, Qingdao City Commercial Bank and China Merchant Bank, under which we have term loans. As of December 31, 2007, we had an aggregate principal amount of US$4.1 million outstanding under the loan agreements, which amounts mature from February 2008 to May 2008 and accrue interest at a rate from 7.029% per annum to 6.57% per annum. The loan agreements contain customary affirmative and negative covenants. As of December 31, 2007, we were in material compliance with the terms of our loan agreements.

Since the principal amount of US$4.1 million will fall due between February 2008 to May 2008, we will either repay the term loan or renew the loan according to the financial position and cashflow position as at the maturity date of the term loan. Since the financial and cashflow position is strengthening as compared for the six months ended December 31, 2007 vs. 2006, we will repay some of the term loan provided that that there is no additional working capital requirement.

On August 9, 2007, we became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”) and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million (the “Financing”) to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes have been converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stocks, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”).

On December 28, 2007, the holders of the Company's outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of US$5.0 million to the Company. Pursuant to the terms of the Series J Warrants, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company's Series B Convertible Preferred Stock, which will be convertible into an aggregate of 8,333,333 shares of the Company's Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

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

Revenue recognition.

We derive our revenues primarily from sales of printing packaging products. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and the collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. We are generally not contractually obligated to accept returns.

Accounts Receivable and allowance for Doubtful Accounts.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. An allowance is estimated based upon (i) management’s assessment of the credit history with customers having outstanding balances and (ii) the current status of the relationship with the customer. It is possible the allowance for doubtful accounts could materially differ than management’s estimate.

Inventory.

Our provision for inventory write-downs are based on our best estimates of (i) product sale prices, (ii) customer demand patterns, and (iii) our plan to transition products. However, due to the fact that we operate in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, and rapid technological advances it is foreseeable that the estimates used by us to determine its provisions for inventory write-downs will be materially different from the actual amounts or results. Such differences could result in higher than expected inventory provisions and related costs, which could have a materially adverse effect on our results of operations and financial condition in the near term.

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the 3 months ended December 31, 2007.

Foreign Currency Translation and Transactions.

The financial position and results of operations of our foreign subsidiaries are determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations. Due to the volatile nature of the Chinese Yuan, the results of operations and financial condition could be materially impacted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. Due to staffing and resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. This material weakness caused us to be late in our filing this quarter.

In addition, this lack of staffing and resources has led to a misstatement in our financial statements. In our quarterly report for the September 30, 2007 quarter, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements. See Note 15 to our financial statements for the period ended December 31, 2007 included elsewhere in this report. We anticipate that we will be required to file an amendment to our quarterly report of Form 10-Q for the quarter ended September 30, 2007 to correct the accounting treatment for such warrants.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that our disclosure controls are effective when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control.

Changes in Internal Controls Over Financial Reporting

  Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to the risk factors set forth in our filings with the Securities and Exchange Commission.

Risks Related To Our Business.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Our indebtedness aggregated approximately US$5.8 million as of December 31, 2007. As a result, we are subject to the risks associated with significant indebtedness, including:

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements. Based on the evaluation done by our management at December 31, 2007, our disclosure controls were deemed deficient, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Due to staffing and resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our SEC filings. This material weakness caused us to be late in our filing this quarter. In addition, this lack of staffing and resources has led to a misstatement in our financial statements. In our quarterly report for the September 30, 2007 quarter, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control, and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year.  No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index on page 20 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Ming Qi
Ming Qi Chief Financial Officer

Date: February 20, 2008

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

4.2
Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.2 of Rx Staffing, Inc.’s Form 8-K filed on January 4, 2008).

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

4.6	Series C Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.6 of Rx Staffing, Inc.’s Form 8-K filed on January 8, 2008).

4.7	Series D Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.7 of Rx Staffing, Inc.’s Form 8-K filed on January 8, 2008).

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