Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-03-04
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(86-532) 84616387
(Registrant’s telephone number,
including area code)

____________________________________________________________
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

EXPLANATORY NOTE

As disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 21, 2008 and an amended on February 27, 2008, the Company is herby amending its Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the "Form 10-Q") filed with the SEC on November 11, 2007. The Company concluded on February 19, 2008 that it would need to restate its quarterly financial statements from amounts previously reported for the three months ended September 30, 2007 in the Form 10-Q. As a result, the Company is hereby amending Part I. Financial Information, Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures containted in the Form 10-Q to account for the warrants issued in the Company's private placement and related matters. In all other material respects, the Form 10-Q filed on November 14, 2007 is unchanged.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JPAK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$4,938,200
Restricted cash for trade notes repayment	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	8,583,396
Inventory	2,544,263	3,393,896
Prepaid expenses and other current assets	75,584	772,792
Deferred placement agent warrants costs, net	312,095	-
Deferred financing costs, net	-	405,072

Total Current Assets	14,034,025	18,093,356

PROPERTY AND EQUIPMENT, NET	8,164,227	7,935,920

GOODWILL	1,017,245	953,283

Total Assets	$23,215,497	$26,982,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$4,634,457
Trade notes payable	533,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,002,000	4,812,900
Other payables	16,668	65,378

Total Current Liabilities	6,593,558	15,538,735

LONG-TERM DEBT	1,834,350	2,008,893

MINORITY INTEREST	-	800,039

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564 shares authorized,5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized 24,505,000 shares issued and outstanding	24,505	24,505
Series A warrant	1,540,000	-
Series B warrant	1,155,000	-
Placement agent warrants costs, net	322,938	-
Additional paid-in capital	10,577,424	5,885,595
Retained earnings	2,672,342	1,815,309
Statutory reserves	371,364	371,364
Accumulated other comprehensive income	818,455	538,119

Total Stockholders’ Equity	14,787,589	8,634,892

Total Liabilities and Stockholders’ Equity	$23,215,497	$26,982,559

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,
	2007	2006

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,362,376	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,381,189	1,072,285

INCOME FROM OPERATIONS	935,878	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	857,034	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	857,034	533,555

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	280,336	(10,225)

COMPREHENSIVE INCOME	$1,137,370	$523,330

BASIC EARNINGS PER SHARE	$.04	$.02
DILUTED EARNINGS PER SHARE	$.02	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	24,505,000	24,505,000
DILUTED	47,530,758	24,505,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$857,034	$533,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,220	168,288
Loss on disposal of fixed assets	-	66,682
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(410,240)
Account receivables	1,086,362	2,582,172
Inventory	892,338	(969,124)
Prepaid expenses	698,464	43,637
Accounts payable and accrued expenses	(2,640,752)	(1,258,904)
Other payables	(49,304)	-
Income tax payable	-	(98,877)

Total Adjustments	(1,020,460)	123,634

Net Cash Provided By (Used In) Operating Activities	(163,426)	657,189

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(2,082,178)
Disposal of fixed assets	-	1,029,368
Acquisition of Qingdao’s equity	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,052,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade note payable	-	470,952
Capital reduction	(452,463)	-
Repayment of other loans	-	(46,836)
Repayment of bank loan	(1,076,370)	(177,256)

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	246,860

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	14,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(134,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,189,799	$1,155,336

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

	Three Months Ended September 30, 2007
	Net Income	Shares	Per Share

Basic EPS	$857,034	24,505,000	$0.04
Effect of dilutive securities	-	23,025,758	(0.02)
Diluted EPS	$857,034	47,530,758	$0.02

	Three Months Ended September 30, 2006
	Net Income	Shares	Per Share

Basic EPS	$533,555	24,505,000	$0.02
Effect of dilutive securities	-	-	-
Diluted EPS	$533,555	24,505,000	$0.02

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

NOTE 6 - DEFERRED PALCEMENT AGENT WARRANTS COSTS

In connection with the US$5,500,000 financing in May, 2007, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$0.50 per share to the placement agent in the Financing. The expiration date of this warrant is on May 17, 2011. The placement agent warrants has the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

The cost related to the two placement agent warrants are capitalized and amortized over the term of the warrants. Deferred financing costs at September 30, 2007 and June 30, 2007 were as follows.

	September 30, 2007	June 30, 2007
Deferred financing costs	$322,938	$-
Less: Accumulated amortization	10,843	-
Net deferred financing costs	312,095	$-

Amortization of deferred financing costs charged to operations for the three months ending September 30, 2007 and December 31, 2006 was $10,843 and $-0- respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

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

NOTE 9 - CONVERSION OF CONVERTIBLE NOTES

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

NOTE 10 - SHORT-TERM BANK LOANS

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

NOTE 10 - SHORT TERM BANK LOANS (continued):

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

NOTE 11 - LONG-TERM DEBT

As of September 30, 2007 and June 30, 2007, the Company had long-term debt of $1,834,350 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two year period.

NOTE 12 - RISK FACTORS

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

NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2007	2006

Cash paid for interest	$113,189	$119,357

Cash paid for income taxes	-	$102,631

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We did not conduct any operations during periods up through the date of the share exchange (the “Share Exchange”) which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands (“Jpak”). The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group reflect Jpak’s operations. As a result, we have included elsewhere in this Quarterly Report on Form 10-Q/A the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary (“Qingdao Renmin”). Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”).

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Quarterly Report on Form 10-Q/A and in the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2007 and 2006

Three Months Ended September 30	2007	2006
Sales	$9,304,248	$7,676,485
Cost of sales	$6,987,181	$5,883,956
Selling, general and administrative and depreciation expenses	$1,381,189	$1,072,285
Other income (expense)	$(78,844)	$(96,714)
Income taxes	$-	$89,975
Net income	$857,034	$533,555
Foreign currency translation adjustment	$280,336	$(10,225)
Comprehensive income	$1,137,370	$523,330

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

Selling, general and administrative and depreciation expenses. Selling, general and administrative and depreciation expenses were approximately US$1.4 million for the three months ended September 30, 2007 as compared to approximately US$1.1 million for the three months ended September 30, 2006, an increase of approximately US$0.3 million, or 27.8%. The increase was mainly due to an increase in our sales force, sales related marketing activities and support staff. Selling expenses primarily consist of advertising, promotional and other sales and marketing expenses, salaries, commissions, and benefits for our sales and marketing personnel. We expect that our selling expenses will increase in absolute terms in the near term as we increase our sales efforts, expansion of the markets to more markets, hire additional sales personnel, and initiate additional marketing programs. We also expect to incur additional general and administrative expenses as a result of being listed as a public company in the United States.

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

Liquidity and Capital Resources

As of September 30, 2007, we had working capital totaling approximately US$7.4 million, including cash and cash equivalents of US$2.2 million.

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

Net cash used in investing activities for the three months ended September 30, 2007 totaled US$1.2 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qingdao Renmin not owned by us. Net cash used in investing activities for the three months ended September 30, 2006 totaled US$1.1 million was related to the purchase of property and equipment offsetting with the sales proceeds of some obsolete machines.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. However, during the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

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

In addition, this lack of staffing and resources led to a misstatement in our financial statements. In our quarterly report for the September 30, 2007 quarter, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements. This Form 10-Q/A to our quarterly report of Form 10-Q for the quarter ended September 30, 2007 is being filed to correct the accounting treatment of the warrants.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing files for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that our disclosure controls are effective when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control.
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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results . Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including, but not limited to:

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

The loss of one or more members of our management team or other key employees could affect our ability to successfully grow our business . Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees, including but not limited to, Yijun Wang, our Chairman, Chief Executive Officer and President (and Chairman and Chief Executive Officer of Qingdao Renmin) and Qingjun Yang, the President of Qingdao Renmin. Qingdao Renmin currently has employment agreements with its named executive officers but does not currently maintain key person life insurance. If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. Further, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties . On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange, (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles (“SPVs”), formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

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

Our future employee stock option plan or stock ownership plan involving any PRC domestic individual will be subject to the administration of foreign exchange in the PRC . In accordance with the Measures of Administration on Foreign Exchange of Individuals promulgated on December 25, 2006 (the “Measures”) and the Implementing Rules of the Measures of Administration on Foreign Exchange of Individuals (the “Implementing Rules of Measures”), which became effective in February 2007, a PRC domestic individual (i.e., a Chinese citizen as defined) who participates in the employees stock option plan or stock plan of an overseas listed company shall conduct foreign exchange related affairs upon the prior approval of SAFE and/or its local branch through its employer or a PRC agency. The dividends of the shares or proceeds received from sale of shares under the stock option plan or stock ownership plan in foreign exchange by such PRC domestic individual shall be remitted and deposited into the special onshore foreign currency bank account in the PRC opened by the employer or the PRC agency. Furthermore, following the Implementing Rules of Measures, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company (Hui Zong Fa [2007] No. 78, the “Circular 78”) on April 6, 2007. Circular 78, which introduces a number of new and highly restrictive requirements, applies to any employee stock option plan or stock ownership plan offered by a PRC or non-PRC company whose shares are listed on an overseas stock exchange. Given these PRC regulations, if we approve and implement any employee stock option plan or stock ownership plan which will involve any PRC domestic individual, the SAFE registration for such PRC domestic individual participating in the employee stock ownership plan or stock option plan shall apply and be required. Nevertheless, Circular 78 only applies to the overseas listed company other than an overseas private company and as a result, the incentive stock option granted by Joyrich Group Limited and Fabregas Group Limited, shareholders of our company and private companies, to PRC residents do not fall into such SAFE registration under Circular 78. Currently it is silent in terms of PRC statutory requirements with respect to the PRC domestic individuals participating in employee stock ownership plan or stock option plan of an overseas private company, since there are no applicable PRC laws or regulations. It is unclear how future regulations will impact the incentive stock options granted by Joyrich Group Limited and Fabregas Group Limited.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index on page 31 for a description of the documents that are filed as Exhibits to this report on Form 10-Q/A or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Ming Qi
Ming Qi Chief Financial Officer

Date: March 3, 2008

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