Form 10-Q
period 2008-03-31
Jpak Group, Inc.
filed 2008-05-15
CIK 1321559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 13, 2008 there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock.

.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2007 (unaudited) and June 30, 2007	3
	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1.A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. as of March 31, 2008, and the related consolidated statements of operations and other comprehensive income for the three-month and nine-month periods ended March 31, 2008 and 2007 and cash flows for the nine-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/  Patrizio & Zhao, LLC

Patrizio & Zhao, LLC

Parsippany, New Jersey

May 8, 2008

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 4,790,573	$ 4,938,200
Account receivables, net of allowance $50,209 and $38,945, respectively	9,599,369	8,583,396
Inventory	4,529,545	3,393,896
Other receivables	1,000,823	-
Prepaid expenses and other current assets	251,984	772,792
Advance payments	425,776	-
Deferred financing costs, net	-	405,072
Total Current Assets	20,598,070	18,093,356

PROPERTY AND EQUIPMENT, NET	11,532,961	7,935,920

Total Assets	$32,131,031	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,558,752	$ 4,634,457
Trade notes payable	1,713,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	3,570,000	4,812,900
Advanced Payment from customer	34,063	-
Other payables	74,598	65,378
Total Current Liabilities	8,951,013	15,538,735

LONG-TERM DEBT	1,361,027	2,008,893

MINORITY INTEREST	104,958	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505
Series B convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, issued and outstanding	500	-
Additional paid-in capital	1,4387,979	5,674,759
Retained earnings	4,788,287	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,164,192	538,119

Total Stockholders’ Equity	21,714,033	8,481,648

Total Liabilities and Stockholders’ Equity	$32,131,031	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

REVENUE	$10,813,896	$8,145,551	$26,232,788	$21,193,911

COST OF SALES	7,876,883	6,233,657	19,183,182	16,363,957

GROSS PROFIT	2,937,013	1,911,894	7,049,606	4,829,954

EXPENSES
Selling, general and administrative	1,739,522	932,014	4,141,691	3,386,039

Total Expenses	1,739,522	932,014	4,141,691	3,386,039

INCOME FROM OPERATIONS	1,197,491	979,880	2,907,915	1,443,915

OTHER INCOME (EXPENSES)
Interest income	5,249	2,250	37,544	2,250
Interest expense	(65,942)	(95,045)	(284,318)	(287,964)
Other income (expense), net	(18,393)	471	230,890	126,725

Total Other Income (Expenses)	(79,086)	(92,324)	(15,884)	(158,989)

INCOME BEFORE PROVISION
FOR INCOME TAX	1,118,405	887,556	2,892,031	1,284,926

PROVISION FOR INCOME TAX	-	2,378	-	262,303

NET INCOME BEFORE MINORITY INTEREST	1,118,405	885,178	2,892,031	1,022,623

MINORITY INTEREST	1,980	104,157	-	126,265

NET INCOME	1,116,425	781,021	2,892,031	896,358

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	801,923	136,598	1,626,073	98,545

COMPREHENSIVE INCOME	$2,323,586	$ 917,619	$ 5,001,533	$ 994,903

BASIC EARNINGS PER SHARE	$ .05	$ .03	$ .12	$ .04
DILUTED EARNINGS PER SHARE	$ .02	$ .03	$ .06	$ .04

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000	23,005,000	24,286,022	23,005,000
DILUTED	46,903,748	23,005,000	44,576,470	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31,

	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,892,031	$ 896,358
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Bad debt expense	7,521	31,372
Minority interest	-	126,265
Depreciation and amortization	722,211	558,230
Loss on disposal of fixed assets	-	171,948
Changes in assets and liabilities:
Account receivables	(271,952)	2,165,161
Inventory	(801,688)	(961,410)
Restricted cash for trade notes repayments	-	961,996
Other receivables	(950,642)	86,883
Advance payments	(404,428)	-
Prepaid expenses and other current assets	536,561	(55,725)
Due from shareholders	-	(97,106)
Accounts payable and accrued expenses	(1,335,844)	(1,291,987)
Advanced payment from customers	32,355	-
Other payables	3,421	(2,579,021)

Total Adjustments	(2,462,485)	(883,394)

Net Cash Provided By Operating Activities	429,546	12,964

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,761,488)	(1,739,421)
Acquisition of construction in progress	(679,820)	-
Cash acquired from the subsidiary	99,695	-

Net Cash Used By Investing Activities	(3,341,613)	(1,739,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	1,085,120	(850,564)
Proceeds from capital contribution	3,898,813	234,474
Proceeds from short term bank loans	-	1,496,350
Repayment of bank loans	(2,352,778)	-

Net Cash Provided By Financing Activities	2,631,155	880,260

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	133,285	28,835

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,627)	(817,362)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$4,790,573	$ 472,633

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. (“Jpak”) is a Cayman Islands based holding company incorporated on June 22, 2006. In December 2006, We acquired a 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China.   In August 2006, Grand International acquired an 88.23% interest in Qingdao Renmin Printing Co., Ltd., (“Qingdao Renmin”) which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. In July 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Qingdao Renmin in August 2006.   Qingdao Renmin’s primary business is to print and produce packaging products for sale to the beverage and other industries. In October, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.

On August 9, 2007, the Company completed a reverse acquisition of Jpak.  Prior to the acquisition, Rx Staffing Inc. (“Rx Staffing”), was a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on December 6, 2004.  To accomplish the share exchange the Company issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK. Per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, the Company changed the name of Rx Staffing, Inc. to Jpak Group, Inc.  The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK.  Thus, JPAK is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2007 and 2006.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest (after-tax) on convertible debt by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Rx Staffing.

	3 Months Ended March 31, 2008
	Net Income	Shares	Per Share

Income from operations	$1,197,491	24,505,000	$0.05
Basic EPS	$1,116,425	24,505,000	$0.05
Effect of dilutive securities	$ -	22,398,748	($0.03)
Diluted EPS	$1,116,425	46,903,748	$0.02

	3 Months Ended March 31, 2007
	Net Income	Shares	Per Share

Income from operations	$ 979,880	23,005,000	$0.04
Basic EPS	$ 781,021	23,005,000	$0.03
Effect of dilutive securities	$ -	-	$ -
Diluted EPS	$ 781,021	23,005,000	$0.03

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

 (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   EARNINGS PER SHARE (continued)

	9 Months Ended March 31, 2008
	Net Income	Shares	Per Share

Income from operations	$2,907,915	24,286,022	$0.11
Basic EPS	$2,892,031	24,286,022	$0.12
Effect of dilutive securities	$ -	20,071,470	($0.06)
Diluted EPS	$2,892,031	44,576,470	$0.06

	9 Months Ended March 31, 2007
	Net Income	Shares	Per Share

Income from operations	$1,443,915	23,005,000	$0.06
Basic EPS	$ 896,358	23,005,000	$0.04
Effect of dilutive securities	$ -	-	$ -
Diluted EPS	$ 896,358	23,005,000	$0.04

NOTE 4 – INVENTORY

Inventory at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
Finished products	$ 935,574	$ 571,357
Raw materials	2,954,803	2,206,420
Parts and supplies	74,562	41,280
Work in process	564,606	574,839
Total	$4,529,545	$3,393,896

NOTE 5 – RELATED PARTY TRANSACTIONS

Viewed from the perspective of the financial statements of the reporting entity, a related party may be any of the following:

•

Affiliates

•

Principal owners and close kin

•

Management and close kin

•

Parents and subsidiaries

•

Equity method investors and investees

•

Trust for the benefit of employees

•

Any other party that has the ability to influence the management or operating policies of the reporting enterprise significantly, to the extent that it may be prevented from fully pursuing its own separate interest.

•

De facto agents of the entity

The Company did not have any related party transactions accordingly.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 6 – DEFERRED FINANCING COSTS

Costs related to obtaining the convertible note are capitalized and amortized over the term of the related debt using the straight-line method, which is 12 months. The remaining balance was allocated to issuance costs and netted with additional paid-in capital as the note was converted in August 2007 per Note 8.  Deferred financing costs at March 31, 2008 and June 30, 2007 were as follows:

	March 31,	June 30,
	2008	2007
Deferred financing costs	$ 460,017	$460,017
Less: Accumulated amortization	460,017	54,945
Net deferred financing costs	$ -	$405,072

Amortization of deferred financing costs charged to operations for the nine months ending March 31, 2008 and June 30, 2007 was $0 and $54,945, respectively.

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
Buildings	$ 3,837,331	$ 3,533,677
Machinery and equipment	13,602,201	9,848,634
Subtotal	$17,439,532	13,382,311
Less: Accumulated depreciation	(6,622,276)	5,446,391
	10,817,256	7,935,920
Construction in progress	715,705	-
Total	$11,532,961	$7,935,920

Depreciation expense for nine months ending March 31, 2008 and 2007 was $722,211, and $558,230, respectively. Depreciation expense for three months ending March 31, 2008 and 2007 was 287,583 and $212,085, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations. As of March 31, 2008, accounts payable and accrued expenses were $2,506,486 and $1,052,266, respectively. As of June 30 2007, accounts payable and accrued expenses were $4,066,655 and $567,802, respectively.

NOTE 9 – CONVERSION OF CONVERTIBLE NOTES

In August 9, 2007, the convertible notes converted to following items: (i) 5,608,564 shares of our Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans as of March 31, 2008 consist of the following:

On April 10th, 2007 We obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by our equipment.	$ 856,800

On February 12th 2007, We obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by our equipment.	2,284,800

On May 25th 2007, We obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by our equipment.	428,400

Total short-term bank loans	$3,570,000

NOTE 11 – LONG-TERM DEBT

As of March 31, 2008 and June 30, 2007, the Company had long-term debt of $1,361,027 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two-year period.

NOTE 12 – RISK FACTORS

In the three months and nine months ended March 31, 2008, three customers accounted for approximately 44.4% of our sales, five vendors accounted for approximately 80.48% of our purchases.

Our operations are carried out in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 13 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to credit risk consist principally of cash on deposit with financial institutions of $ 4,790,573.

NOTE 14 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended
	March 31
	2008	2007

Cash paid for interest	$248,318	$287,964
Cash paid for income taxes	$ -	$262,303

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 15 – ALLOCATION OF PROCEEDS FROM THE EXERCISE OF SERIES J WARRANTS

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement date of May 17,2007 by and among Jpak, Grand International Industrial Limited and in certain identified investors) by and among the Company, Jpak, Grand International and the Investors. The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, theCompany also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus forms a part. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On December 28, 2007, the holders of our outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of US$5.0 million to us. Upon exercise of the Series J Warrants and pursuant to their stated terms, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of our Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

The Company allocated the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis.

As the Series B Convertible Preferred Stock was in-the-money, we used the intrinsic value to calculate the fair value based on the conversion price. We also calculated the fair value of Series C, Series D warrants and placement agent warrants using the Black-Scholes model.  Risk-free interest rate was 4.06%, same as the interest rate of treasury with the same maturity.  Volatility was based on the historical volatility up to December 28, 2007.  The total value of warrants and the value of Series A Preferred shares were $8,802,501 and $13,333,333 respectively.  Therefore, the Company allocated $1,988,292 and $3,011,708 to the additional paid-in capital of common stocks and the additional paid-in capital of preferred stocks respectively from the $5,000,000 proceeds of J warrants exercise.

In connection with the financing, the Company issued warrants to purchase 990,000 shares of common stock at an exercise price equal to $0.50 per share, and warrants to purchase 750,000 shares of common stock at an exercise price equal to $0.60 per share, to the placement agent, certain of which warrants were issued to officers and employees of the placement agent. The warrants are exercisable by the holders thereof and the holders are not entitled to net cash settlement of the warrants. The warrants do not contain any redemption rights. In addition, the warrants have a term of four years from issuance and contain piggyback registration rights. If certain changes occur to our capitalization, such as a stock split or stock dividend of the common stock, then the exercise price and number of shares issuable upon exercise of the warrants will be adjusted appropriately. The placement agent warrants do not contain any adjustments for issuances of common stock below the exercise price of the warrants. Generally, if we have any capital reorganization, reclassification of our capital stock, consolidation or merger in which we are not the survivor, or sale, transfer or other disposition of all or substantially all of our assets to another corporation, then the holder will have the right to receive in lieu of the shares issuable upon exercise of their securities, securities or assets as would have been issuable or payable with respect to or in exchange for a number of shares equal to the number of shares immediately exercisable before such transaction took place and appropriate adjustments to the terms of the warrants will be made.

The Company estimated the fair market value of the 990,000 warrants issued to the placement agent using the Black-Scholes model.  Risk-free interest rate was 4.57%, same as the interest rate of treasury with the same maturity.  Volatility was based on the historical volatility up to September 30, 2007.  The total value of the 990,000 warrants was US$802,500.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 16 – LIQUIDATED DAMAGES FOR INEFFECTIVE REGISTRATION STATEMENT

On August 9, 2007, the Company also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed a registration statement to fulfill our obligations under the RRA. We are subject to certain monetary obligations if, this registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

The Investor Registration Rights Agreement (“RAA”) also contains provisions for the inability to register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants).  The Company filed the initial registration statement on Form SB-2 on October 9, 2007, the initial S-1 on November 9, 2007 and Pre-Effective Amendment No. 1 on February 29, 2008.  The Company received a 415 comment from the SEC and shall respond accordingly, registering that number of shares as is allowed pursuant to Rule 415 and in accordance with the terms of the RAA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, The Company does not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Since the Company  is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, we are only required to pay 6.13% (680,106/11.217,128) of the 2 percent ($110,000) due per month under the terms of the RAA.  Therefore, our monthly liquidated damages will be roughly $6,738.07. Per our conversions with the SEC staff and our understanding of telephone interpretations of Rule 415, the Company based the number of shares eligible for registration on number of share currently outstanding (24,505,000) and the number of common shares currently held by non-affiliates.

NOTE 17 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We did not conduct any operations during periods up through the date of the share exchange (the “Share Exchange”)which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands (“Jpak”). The Share Exchange has been accounted for as a reverse merge accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”Reported results of operations of the combined group reflect Jpak’s operations. As a result, we have included elsewhere in this Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary (“Qingdao Renmin”). Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”).

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

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

·  Increasing output to further penetrate the China market;

·  Offering bundled packaging materials and filling machines;

·  Increasing sales to selective Asian and other markets; and

·  Establishing brand names and awareness.

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

Comparison of the Three Months Ended March 31, 2008 and 2007

Three Months Ended March 31

2008

2007

Sales	$10,813,896	$8,145,551

Cost of sales	$7,876,883	$6,233,657
Selling, general and administrative expenses	$1,739,522	$932,014
Other income (expense)	$(79,086)	$(92,324)
Income taxes	$-	$2,378
Minority Interest	$1,980	$104,157
Net income	$1,118,405	$781,021
Foreign currency translation adjustment	$801,923	$136,598
Comprehensive income	$2,323,586	$917,619

Sales.  Total sales were approximately US$10.8 million for the three months ended March 31, 2008 as compared to approximately US$8.1 million for the three months ended March 31, 2007, an increase of approximately US$2.7 million, or 33.3%.  The increase resulted from increased sale of our products and services to numerous new customers in 2008.  The increase of new customers was mainly due to shifting of the product lines from traditional printing and packaging to aseptic indicators that management utilizes to assess operations.

Cost of Sales. Cost of sales for the three months ended March 31, 2008 was approximately US$7.9 million, or 73.1% of sales, as compared to US$6.2 million, or 76.5% of sales, for the three months ended March 31, 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in cost of sales to sales percentage was primarily due to gradual shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons which have higher profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.7 million for the three months ended March 31, 2008 as compared to approximately US$0.9 million for the three months ended March 31, 2007, an increase of approximately US$0.8 million, or 88.9%.  The increase was mainly due to commission paid in January 2008 for the financing of US$5 million.  The commission paid was amounted to US$462,519.

Minority  Interest. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100%.  The minority interest in 2007 was related to the 11.77% of the state-owned interest prior to acquisition.

Net income. Net income was approximately US$1.12 million for three months ended March 31, 2008 as compared to net income approximately US$0.78 million for the three months ended March 31, 2007, an increase of US$0.34 million. The increase in net income was primarily due to increase of sales and increase of profit margin of products.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$ 1.2 million for the three months to March 31, 2008 as compared to gain of US$0.1 million as of March 31, 2007. The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.0028 RMB to 1.00 US dollar as compared to RMB7.7220 at March 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and March 31, 2007, were the average rate of exchange during the period.

The comprehensive income, which adds the currency adjustment to net income, was US$2.3 million for the three months ended March 31, 2008 as compared to US$0.9 million income for the three months ended March 31, 2007, an increase of $1.4 million. The increase was primarily due to the appreciation of RMB to US$ during the three months ended March 31, 2008 as compared to that of 2007.

Comparison of the Nine Months Ended March 31, 2008 and 2007

Nine Months Ended March 31

2008

2007

Sales	$26,232,788	$21,193,911
Cost of sales	$19,183,182	$16,363,957
Selling, general and administrative expenses	$4,141,691	$3,386,039
Other income (expense)	$(15,884)	$(158,989)
Income taxes	$-	$262,303
Minority Interest	$-	$126,265
Net income	$2,892,031	$896,358
Foreign currency translation adjustment	$1,626,073	$98,545
Comprehensive income	$5,001,533	$994,903

Sales. Total sales were approximately US$26.2 million for the nine months ended March 31, 2008 as compared to approximately US$21.2 million for the nine months ended March 31, 2007, an increase of approximately US$5.0 million, or 23.6%. The increase resulted from increased sale of our products and services to numerous new customers in 2008. The increase of new customers was mainly due to shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons. Monetary sales amount for the products have been treated as the key performance indicators that management utilizes to assess operations.

Cost of Sales. Cost of sales for the nine months ended March 31, 2008 was approximately US$19.2 million, or 73.3% of sales, as compared to US$16.4 million, or 77.4% of sales, for the nine months ended March 31, 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in cost of sales to sales % was primarily due to gradual shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons which have higher profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$4.1 million for the nine months ended March 31, 2008 as compared to approximately US$3.4 million for the nine months ended March 31, 2007, the increase of approximately US$0.7 million, or 20.6%.  The increase was mainly due to commission paid in January 2008 for the financing of US$5 million.  The commission paid was amounted to US$460,000.

Minority  Interest In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100%.  The minority interest was related to the 11.77% of the state-owned interest prior to acquisition.

Net income. Net income was approximately US$2.9 million for nine months ended March 31, 2008 as compared to net income of approximately US$0.9 million for the nine months ended March 31, 2007, an increase of US$2.0 million. The increase in net income was primarily due to increase of sales and increase of profit margin of products.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$2.1 million for the nine months to March 31, 2008 as compared to gain of US$98,000 for the nine months to March 31, 2007.  The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.0028 RMB to 1.00 US dollar as compared to RMB7.7220 at March 31, 2007.  The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and March 31, 2007, were the average rate of exchange during the period.

The comprehensive income, which adds the currency adjustment to net income, was US$5.0 million for the nine months ended March 31, 2008 as compared to US$1.0 million for the nine months ended March 31, 2007, an increase of $4.0 million. The increase was primarily due to an appreciation of RMB to US$ during the nine months ended March 31, 2008 as compared to that of 2007.

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

Liquidity and Capital Resources

As of March 31, 2008, we had working capital totaling approximately US$11.6 million, including cash and cash equivalents of $US4.8.

Net cash provided in operating activities was US$429,000 for the nine months ended March 31, 2008.  Net cash provided in operating activities US$13,000 for the nine months ended March 31, 2007.  The increase in cash generated from operating activities during the nine months ended March 31, 2008 period was primarily the result of revenue growth that produced improvement in net income.

Net cash used in investing activities for the nine months ended March 31, 2008 amounted to US$3.3 million and related primarily to the purchase of property and equipment and construction in progress. Net cash used in investing activities for the nine months ended March 31, 2007 amounted to US$1.7 million was related to acquisition of property and equipment.

Net cash provided in financing activities for the nine months ended March 31, 2008 was US$2.6 million and related primarily to capital contribution. Net cash provided in financing activities for the nine months ended March 31, 2007 totaled US$0.9 million related to raising of short term bank loans.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China, Qingdao City Commercial Bank and China Merchant Bank, under which we have term loans. As of March 31, 2008, we had an aggregate principal amount of US$3.6 million outstanding under the loan agreements, which amounts mature from April 2008 to January 2009 and accrue interest at a rate from 7.029% per annum to 6.57% per annum. The loan agreements contain customary affirmative and negative covenants. As of March 31, 2008, we were in material compliance with the terms of our loan agreements.

Since the principal amount of US$3.6 million will fall due between April 2008 to January 2009, we will either repay the term loan or renew the loan according to the financial position and cashflow position as at the maturity date of the term loan. Since the financial and cashflow position is strengthening as compared for the nine months ended March 31, 2008 vs. 2007, we will repay some of the term loan provided that that there is no additional working capital requirement.

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

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the 3 months ended March 31, 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

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

In addition, this lack of staffing and resources has led to a misstatement in our financial statements.  On May 4, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007, and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following:

1.

Revision of reverse acquisition accounting.  On August 9, 2007, we completed a reverse acquisition of Jpak Group Co., Ltd. (“Jpak Ltd”), a Cayman Islands Company.   As a result, Jpak Ltd became our wholly owned subsidiary.  Previously, in September 2006, Jpak Ltd acquired an 88.23% equity interest in Qingdao Renmin, our primary operating subsidiary located in the city of Qingdao in Shandong Province in the Peoples Republic of China, through Grand International, a Hong Kong company, which is the wholly owned subsidiary of Jpak Ltd.  In July 2007, Grand International acquired the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.  The acquisition of Qingdao Renmin was initially accounted for using the purchase method. Subsequent to the issuance of the June 30, 2007, financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange will be treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd is the continuing entity for financial reporting purposes.  Accordingly, we will prepare the financial statements as if Jpak Ltd had always been the reporting company and then on the share exchange date, changed its name and reorganized its capital stock.  Accordingly, we shall revise our financial statements to reflect reverse merger accounting by eliminating the goodwill and adjusting the additional paid-in capital.

2.

Revision of capitalized costs related to financing transaction. In connection with the US$5,500,000 financing that we completed in August 2007, we granted warrants, with an exercise price of US$0.50 per share, to purchase up to 990,000 shares of common stock to the placement agent of the Financing. The expiration date of this warrant is May 17, 2011. Furthermore, as a result of the investors’ exercise of their

Series J warrants in December 2007, we granted the placement agent an additional warrant to purchase up to 750,000 shares of common stock with an exercise price of US$0.60 per share; the expiration date of this warrant is December 28, 2011. These placement agent warrants have the same terms as the Series A and Series B Warrants we issued to the investors.  The cost related to the two placement agent warrants were originally capitalized and amortized over the term of the warrants.    However, after further  discussion  and research, we  believe  the  warrants  issued to  the placement  agents  are directly attributable to raising capital; if we had not issued the warrants to the placement agent, we would have paid the same amount of cash as the fair value of the warrants.  Therefore, we will allocate the proceeds received in a financing transaction to the preferred shares and warrants on a relative fair value basis to the additional paid-in capital of preferred shares and common shares, respectively.

This control deficiency resulted in a misstatement to substantially all of our financial statements and disclosures covering the year ended June 30, 2007 and onward, which resulted in a material misstatement to such annual and interim financial statements (September 30, 2007 and December 30, 2007) that was not prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan for Material Weaknesses

The material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2008 as we were preparing responses to SEC comments regarding the registration statement on Form S-1 that we filed on February 29, 2008.  Pursuant to this discovery, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

•

Appoint a new Acting Chief Financial Officer. We appointed a new Acting CFO with extensive US GAAP and regulatory experience.  Our new Acting CFO, Frank Su, maintains a deep understanding of GAAP and financial statements and is highly skilled in analyzing and evaluating various financial issues and in preparing financial statements.

•

Restate Financial Statement: We are restating our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarters ending September 30, 2007 and December 31, 2007 so that the correct accounting treatment is reflected in those statements and flows through them accordingly.

•

Seeking and Recruiting Additional Accounting Professionals.  We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing filings for the Securities and Exchange Commission.

Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control.

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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results . Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including, but not limited to:

·	the continued acceptance of our products and services by the packaging industries;
·	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

·	the costs associated with such growth, which are difficult to quantify, but could be significant;
·	rapid technological change; and
·	the highly competitive nature of the packaging industries.

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

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  Our indebtedness aggregated approximately US$5.8 million as of September 30, 2007. As a result, we are subject to the risks associated with significant indebtedness, including:

·	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;
·	it may be more difficult and expensive to obtain additional funds through financings, if available at all;
·

we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

·	if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.  Our borrowings under our existing loan agreements are secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our loan agreements impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

·	acceleration of the payment of our outstanding indebtedness;
·	cross defaults to and acceleration of the payment under other financing arrangements;
·	our inability to borrow additional amounts under our existing financing arrangements; and
·	our inability to secure financing on favorable terms or at all from alternative sources.

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management as of June 30, 2007, our internal controls were deemed deficient, in that we did not accurately account for the share exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange, the placement agent warrants issued in the financing that closed simultaneously with the share exchange, and the cash flow translation in our June 30, 2007 financial statements.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to better address complex accounting issues.  We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control, and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year.

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

We cannot assure you that we will not, in the future, identify additional areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

·	level of government involvement in the economy;
·	control of foreign exchange;
·	methods of allocating resources;
·	balance of payments position;
·	international trade restrictions; and
·	international conflict.

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

·

prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

·

an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

·

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market which, in highlight form, sets forth:

·	the basis on which the broker or dealer made the suitability determination, and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Patterns of fraud and abuse include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
·

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

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date: May 15, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.