Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-05-27
CIK 1321559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

On May 22, 2008, there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2007 (unaudited) and June 30, 2007	3
	Condensed Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1.A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Restated financials for the quarter ending September 30, 2007 are included herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

JPAK Group, Inc.

We have reviewed the accompanying balance sheet of JPAK Group, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income and cash flows for the three months ended September 30, 2007 and 2006.  These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/  Patrizio & Zhao, LLC

Parsippany, New Jersey

October 30, 2007

(Except for Note 14, as to which

the date is May 12, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 2,189,799	$ 4,938,200
Restricted cash for trade notes repayment	1,298,941	-
Account receivables, net of allowance for uncollectible accounts	7,613,343	8,583,396
Inventory	2,544,263	3,393,896
Prepaid expenses and other current assets	75,584	772,792
Deferred financing costs, net	-	405,072

Total Current Assets	13,721,930	18,093,356

PROPERTY AND EQUIPMENT, NET	8,164,227	7,935,920

Total Assets	$21,886,157	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,041,290	$ 4,634,457
Trade notes payable	533,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,002,000	4,812,900
Other payables	16,668	65,378

Total Current Liabilities	6,593,558	15,538,735

LONG-TERM DEBT	1,834,350	2,008,893

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Additional paid-in capital	9,426,780	5,676,259
Retained earnings	2,764,133	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	894,261	538,119

Total Stockholders’ Equity	13,458,249	8,481,648

Total Liabilities and Stockholders’ Equity	$21,886,157	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	356,142	(10,225)

COMPREHENSIVE INCOME	$1,224,019	$ 523,330

BASIC EARNINGS PER SHARE	$ .04	$ .02
DILUTED EARNINGS PER SHARE	$ .03	$ .02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	23,852,826	23,005,000
DILUTED	34,413,574	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 867,877	$ 533,555
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	168,288
Loss on disposal of fixed assets	-	66,682
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(410,240)
Account receivables	1,086,362	2,582,172
Inventory	892,338	(969,124)
Prepaid expenses	698,464	43,637
Accounts payable and accrued expenses	(2,640,752)	(1,258,904)
Other payables	(49,304)	-
Income tax payable	-	(98,877)

Total Adjustments	(1,031,303)	123,634

Net Cash Provided (Used) By Operating Activities	(163,426)	657,189

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(2,082,178)
Disposal of fixed assets	-	1,029,368
Acquisition of Qingdao’s equity	(864,000)	-

Net Cash Used By Investing Activities	(1,198,385)	(1,052,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade note payable	-	470,952
Additional capital contribution	(452,463)	-
Repayment of other loans	-	(46,836)
Repayment of bank loan	(1,076,370)	(177,256)

Net Cash Provided (Used) By Financing Activities	(1,528,833)	246,860

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	14,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(134,659)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$2,189,799	$1,155,336

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. (Hereinafter JPAK) is a Cayman Islands based holding company incorporated on June 22, 2006. In September 2006, the Company acquired a 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China. In August 2006, Grand International acquired an 88.23% interest in Qingdao Renmin Printing Co., Ltd., (“Qingdao Renmin”) which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. In July 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Qingdao Renmin in August 2006. Qingdao Renmin’s primary business is to print and produce packaging products for sale to the beverage and other industries.

On August 9, 2007, the Company completed a reverse acquisition of JPAK. Prior to the acquisition, Rx Staffing Inc. (“Rx Staffing” or “The Company”) was a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on December 6, 2004. To accomplish the share exchange The Company issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK. In accordance with the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, the Company changed the name of Rx Staffing, Inc. to JPAK Group, Inc. The transaction was treated as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

Inventory at September 30, 2007 and June 30, 2007 consisted of the following:

	September 30,	June 30,
	2007	2007
Finished products	$ 407,318	$ 571,357
Raw materials	2,077,938	2,206,420
Parts and supplies	56,921	41,280
Work in process	2,086	574,839
Total	$2,544,263	$3,393,896

NOTE 5 – DEFERRED FINANCING COSTS

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and June 30, 2007 consisted of the following:

	September 30,	June 30,
	2007	2007
Buildings	$ 3,533,677	$ 3,533,677
Machinery and equipment	10,378,749	9,848,634
Subtotal	$13,912,426	13,382,311
Less: Accumulated depreciation	5,748,199	5,446,391
Total	$ 8,164,227	$ 7,935,920

Depreciation expense for the quarters ending September 30, 2007 and September 30, 2006 was $221,543 and $168,288, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – CONVERSION OF CONVERTIBLE NOTES

On August 9, 2007, the convertible notes converted to following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), whose shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, containing the same terms as the Series A Preferred Stock (other than conversion price), whose shares are convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$ 667,000

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the Company's equipment.	$ 800,400

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$2,134,400

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the Company's equipment.	$ 400,200

Total short-term bank loans	$4,002,000

Short-term bank loans on June 30, 2007 consist of the following:

On September 7th 2006, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by August
27th, 2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$ 867,900

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – SHORT TERM BANK LOANS (continued):

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$ 657,500

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the company's equipment.	$ 789,000

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$2,104,000

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the company's equipment.	$ 394,500

Total short-term bank loans	$4,812,900

NOTE 10 – LONG-TERM DEBT

As of September 30, 2007 and June 30, 2007, the Company had long-term debt of $1,834,350 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two year period.

NOTE 11 – RISK FACTORS

In the three months ended September 30, 2007, five customers accounted for approximately 66.8% of the Company’s sales and five vendors accounted for approximately 84% of the Company’s purchases.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $ 2,189,799 as of September 30, 2007 and $4,928,904 as of June 30, 2007.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September

	2007	2006

Cash paid for interest	$113,189	$119,357

Cash paid for income taxes	-	$102,631

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING

In August 2007, Jpak Group Co., Ltd. (“JPAK”) – a private holding company established under the laws of the Cayman Islands on June 22, 2006, acquired an 88.23% equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of JPAK.  As a result of the acquisition, Qingdao Renmin became the majority owned subsidiary of Grand International and an indirect majority owned subsidiary of JPAK. Originally the Company accounted the acquisition using the purchase method.  Grand International and Qingdao Renmin were considered as the acquirer and acquiree respectively both from the business and accounting perspectives.

The Company has changed its accounting method and the transaction has been regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and JPAK were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although JPAK is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if JPAK had always been the reporting company and then, on the share exchange date, had changed its name and reorganized its capital stock. Accordingly, the Company has revised the financial statements to reflect reverse merger accounting.

Pursuant to SEC Manual Item 2.6, 5.4 Reverse acquisitions, the Company believes the statement of stockholders' equity in the Company's S-1 for the fiscal years ended June 30, 2007 and 2006 should be revised to disclose the effect of the reverse merger on a retroactive basis.  The SEC guidance requires that "in a reverse acquisition the historical sharholder's equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect any difference in par value of the registrant's and the accounting acquirer's stock by an offset in paid in capital.  "Based on this statement, the Company believes the statement of stockholders' equity should be revised to properly disclose the effects of the reverse merger by retroactively restating the 23,005,000 shares given to JPAK (accounting acquirer in the reverse merger with Rx Staffing).  In addition, the Company has revised the financial statements for the fiscal year ended June 30, 2007 to disclose the effect of the recapitalization on a retroactive basis.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

The effect of restatement is as follows:

            CONSOLIDATED BALANCE SHEETS

ASSETS

	As reported under Acquisition Accounting	As reported under Reverse Merger Accounting	Effect of Change
	September 30,	September 30,
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$ 2,189,799	$ 2,189,799	$ -
Restricted cash for trade notes repayment	1,298,941	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	7,613,343	-
Inventory	2,544,263	2,544,263	-
Prepaid expenses and other current assets	75,584	75,584	-

Total Current Assets	13,721,930	13,721,930	-

PROPERTY AND EQUIPMENT, NET	8,164,227	8,164,227	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$22,903,402	$21,886,157	($1,017,245)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,041,290	$ 2,041,290	$ -
Trade notes payable	533,600	533,600	-
Short-term bank loans	4,002,000	4,002,000	-
Other payables	16,668	16,668	-

Total Current Liabilities	6,593,558	6,593,558	-

LONG-TERM DEBT	1,834,350	1,834,350	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505	-
Additional paid-in capital	10,577,424	9,426,780	(1,150,644)
Retained earnings	2,683,185	2,764,133	80,948
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	818,455	894,261	75,806

Total Stockholders’ Equity	14,475,494	13,458,249	(1,017,245)

Total Liabilities and Stockholders’ Equity	$22,903,402	$21,886,157	($1,017,245)

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

REVENUE	$9,304,248	$9,304,248	$ -

COST OF SALES	6,987,181	6,987,181	-

GROSS PROFIT	2,317,067	2,317,067	-

EXPENSES
Selling, general and administrative	1,351,535	1,351,535	-
Depreciation expense	18,813	18,813	-

Total Expenses	1,370,346	1,370,348	-

INCOME FROM OPERATIONS	946,721	946,719	-

OTHER INCOME (EXPENSES)
Interest income	24,182	24,182	-
Interest expense	(113,189)	(113,189)	-
Other income (expense), net	10,163	10,163	-

Total Other Income (Expenses)	(78,844)	(78,844)	-

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	867,877	-

PROVISION FOR INCOME TAX	-	-	-

NET INCOME	867,877	867,877	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	280,336	356,142	75,806

COMPREHENSIVE INCOME	$1,148,213	$1,224,019	($75,806)

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES	September 30,2007	September 30,2007
Net Income	$ 867,877	$ 867,877	$ -
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	271,377	-
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(1,289,788)	-
Account receivables	1,086,362	1,086,362	-
Inventory	892,338	892,338	-
Prepaid expenses	698,464	698,464	-
Accounts payable and accrued expenses	(2,640,752)	(2,640,751)	-
Other payables	(49,304)	(49,304)	-

Total Adjustments	(1,031,303)	(1,031,301)	-

Net Cash Provided By (Used In) Operating Activities	(163,426)	(163,426)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(334,385)	-
Acquisition of Qingdao’s equity	(864,000)	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,198,385)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	(452,463)	(452,463)	-
Repayment of bank loan	(1,076,370)	(1,076,370)	-

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	(1,528,833)	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	142,243	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(2,748,401)	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$2,189,799	$2,189,799	$ -

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities on the if converted method. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

	3 Months Ended September 30, 2007
	Net Income	Shares	Per Share

Income from operations	$946,721	23,852,826	$0.04
Basic EPS	$867,877	23,852,826	$0.04
Effect of dilutive securities	$ -	10,560,748	($0.01)
Diluted EPS	$867,877	34,413,574	$0.03

	3 Months Ended September 30, 2006
	Net Income	Shares	Per Share

Income from operations	$720,244	23,005,000	$0.03
Basic EPS	$533,555	23,005,000	$0.02
Effect of dilutive securities	$ -	-	$ -
Diluted EPS	$533,555	23,005,000	$0.02

NOTE 16 – ALLOCATION OF PROCEEDS OF CONVERTIBLE PROMISSORY NOTES

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement dated  May 17,2007 by and among Jpak, Grand International Industrial Limited and in certain identified investors) by and among the Company, Jpak, Grand International and the Investors. Under the NPA  Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, the company also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’ common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants contain an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the applicable registration statement and prospectus. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – ALLOCATION OF PROCEEDS OF CONVERTIBLE PROMISSORY NOTES (continued)

The Company allocated the proceeds received in the financing transaction including convertible instruments and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis.

As the Series A Convertible Preferred Stock was in-the-money, the Company used the intrinsic value to calculate the fair value based on the conversion price. The Company also calculated the fair value of Series A, Series B, Series J warrants and placement agent warrants using the Black-Scholes model. The risk-free interest rate was 4.57%, the interest rate of treasury instruments with the same maturity.  Volatility under the Black-Scholes mosel was based on the historical volatility of the Company’s derivatives up to September 30, 2007.  The total value of warrants and the value of Series A Preferred shares on the date of conversion were $4,709,891 and $8,076,397 respectively.  Therefore, the Company allocated $2,025,952 and $3,474,048 to the additional paid-in capital of common stocks and the additional paid-in capital of preferred stocks respectively from the $5,500,000 proceeds of Convertible Promissory Notes.

NOTE 17 – RELATED PARTY TRANSATIONS

Viewed from the perspective of the financial statements of the reporting entity, a related party may be any of the following:

•         Affiliates

•         Principal owners and close kin

•         Management and close kin

•         Parents and subsidiaries

•         Equity method investors and investees

•         Trusts for the benefit of employees

•         Any other party that has the ability to influence the management or operating policies of the reporting enterprise significantly, to the extent that it may be prevented from fully pursuing its own separate interests.

•         De facto agents of the entity

The Companydid not have any related party transactions accordingly.

NOTE 18 – SUBSEQUENT EVENTS

No material transactions or events occurring after the balance sheet date required disclosure in the quarterly financial statements for September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We did not conduct any operations during periods up through the date of the share exchange (the “Share Exchange”) which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands (“Jpak”). Previously, in September 2006, Jpak acquired an 88.23% equity interest in Qingdao Renmin, our primary operating subsidiary located in the city of Qingdao in Shandong Province in the Peoples Republic of China, through Grand International, a Hong Kong company, which is the wholly owned subsidiary of Jpak.  In July 2007, Grand International acquired the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.  The Share Exchange has been accounted for as a reverse acquisition under the reverse merger method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” As a result, Qingdao Renmin is considered to be the accounting acquirer as both Grand International and Jpak were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the Share Exchange, although Jpak is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the Share Exchange will be treated as a recapitalization of Jpak.  Thus, Jpak is the continuing entity for financial reporting purposes., We have included elsewhere in this Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary (“Qingdao Renmin”). Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”).

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2007 and 2006

Three Months Ended September 30	2007	2006
Sales	$9,304,248	$7,676,485
Cost of sales	$6,987,181	$5,883,956
Total expenses	$1,370,348	$1,072,285
Other income (expense)	$(78,844)	$(96,714)
Income taxes	$-	$89,975
Net income	$867,877	$533,555
Foreign currency translation adjustment	$356,142	$(10,225)
Comprehensive income	$1,224,019	$523,330

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

The comprehensive income, which adds the currency adjustment to net income, was approximately US$1.1 million for the three months ended September 30, 2007 as compared to US$0.5 million for the three months ended September 30, 2006, an increase of $0.6 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.3 million. There was an appreciation of RMB to US$ during the three months ended September 30, 2007 as compared to that of 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 . Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

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

1.

Revision of reverse acquisition accounting.  On August 9, 2007, we completed a reverse acquisition of Jpak Group Co., Ltd. (“Jpak Ltd”), a Cayman Islands Company.   As a result, Jpak Ltd became our wholly owned subsidiary.  Previously, in September 2006, Jpak Ltd acquired an 88.23% equity interest in Qingdao Renmin, our primary operating subsidiary located in the city of Qingdao in Shandong Province in the Peoples Republic of China, through Grand International, a Hong Kong company, which is the wholly owned subsidiary of Jpak Ltd.  In July 2007, Grand International acquired the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.  The acquisition of Qingdao Renmin was initially accounted for using the purchase method. Subsequent to the issuance of the June 30, 2007, financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange will be treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd is the continuing entity for financial reporting purposes.  Accordingly, we will prepare the financial statements as if Jpak Ltd. had always been the reporting company and then on the share exchange date, changed its name and reorganized its capital stock.  Accordingly, we shall revise our financial statements to reflect reverse merger accounting by eliminating the goodwill and adjusting the additional paid-in capital.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” comprise control deficiencies that we discovered in the third quarter of fiscal year 2008 as we were preparing responses to SEC comments regarding the registration statement on Form S-1 that we filed on February 29, 2008.  Pursuant to this discovery, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

•

Appoint a new Acting Chief Financial Officer. On May 8, 2008, we appointed Dongliang (Frank) Su as our Acting Chief Financial Officer; Ming Qi resigned as our Chief Financial Officer, although he will maintain his position as a director on our Board on that same day.  Mr. Su has extensive US GAAP and regulatory experience and maintains a deep understanding of GAAP and financial statements.  Mr. Su is highly skilled in analyzing and evaluating various financial issues and in preparing financial statements.

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management at December 31, 2007, our disclosure controls were deemed deficient, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Due to staffing and resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our SEC filings. This material weakness caused us to be late in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007. In our quarterly report for the quarter ending September 30, 2007, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements.  In addition, this lack of staffing and resources led to a misstatement in our financial statements.

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 will be included in an amendment to our Registration Statement on Form S-1,  restated financials for the quarter ending December 31, 2007 are included in an amendment to the quarterly report for such period, which we filed on this same date and restated financials for the quarter ending September 30, 2007 are included in this amendment.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls.  Although we believe that these corrective steps – restating our financial statements and hiring a new Acting CFO – will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

We filed a Current Report on Form 8-K on May 8, 2008, to disclose that our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the quarters ended September 30, 2007, and December 31, 2007, should no longer be relied upon because management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  We disclosed that this material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange and the cash flow translation in our June 30, 2007 financial statements.  However, since filing our Quarterly Report on Form 10-Q for the quarter ending March 31, 2008, we believe that we did not err in our cash flow translation and therefore we are not changing our translation method.  Other than as stated hrein, no other changes were made to the 8-K and all of the other information contained therein remains accurate.

Item 6. Exhibits

See Exhibit Index on page 31 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su Acting Chief Financial Officer

Date: May 23, 2008

EXHIBIT INDEX

Exhibit No.	Description

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