Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-05-27
CIK 1321559

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

On May 22, 2008 there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 2.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	4
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	5
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1.A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon. Restated financials for the quarter ending December 31, 2007 are included herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. as of December 31, 2007, and the related consolidated statements of operations and other comprehensive income for the three-month and six-month periods ended December 31, 2007 and 2006 and cash flows for the six-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

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

/s/ Patrizio & Zhao, LLC

Patrizio & Zhao, LLC

Parsippany, New Jersey

February 11, 2008

(Except for Note 15, as to which

the date is May 13, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2007	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 7,029,604	$ 4,938,200
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	8,583,396
Inventory	2,849,813	3,393,896
Other receivables	120,519	-
Prepaid expenses and other current assets	72,645	772,792
Advance payments	2,048,889	-
Deferred financing costs, net	-	405,072
Total Current Assets	19,098,396	18,093,356

PROPERTY AND EQUIPMENT, NET	8,576,582	7,935,920

Total Assets	$27,674,978	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,937,200	$ 4,634,457
Trade notes payable	-	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,113,000	4,812,900
Other payables	-	65,378
Total Current Liabilities	6,050,200	15,538,735

LONG-TERM DEBT	1,730,339	2,008,893

MINORITY INTEREST	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Series B convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, issued and outstanding	500	-
Additional paid-in capital	14,387,979	5,676,259
Retained earnings	3,671,863	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	1,362,269	538,119

Total Stockholders’ Equity	19,795,686	8,481,648

Total Liabilities and Stockholders’ Equity	$27,674,978	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended	Six Months Ended
December 31,	December 31,
2007 2006	2007 2006
(unaudited)	(unaudited)

REVENUE	$6,114,644	$5,371,875	$15,418,892	$13,048,360

COST OF SALES	4,319,117	4,246,343	11,306,299	10,130,300

GROSS PROFIT	1,795,527	1,125,532	4,112,593	2,918,060

EXPENSES
Selling, general and administrative	1,009,581	1,315,884	2,361,114	2,429,019
Depreciation expense	22,241	12,902	41,054	25,006

Total Expenses	1,031,822	1,328,786	2,402,168	2,454,025

INCOME (LOSS) FROM OPERATIONS	763,705	(203,254)	1,710,425	464,035

OTHER INCOME (EXPENSES)
Interest income	8,113	-	32,295	-
Interest expense	(104,566)	(105,532)	(217,755)	(192,919)
Other income (expense), net	238,498	133,016	248,662	126,254

Total Other Income (Expenses)	142,045	27,484	63,202	(66,665)

INCOME BEFORE PROVISION
FOR INCOME TAX	905,750	(175,770)	1,773,627	397,370

PROVISION FOR INCOME TAX	-	169,950	-	259,925

NET INCOME BEFORE MINORITY INTEREST	905,750	(345,720)	1,773,627	137,445

MINORITY INTEREST	(1,980)	(40,691)	(1,980)	22,108

NET INCOME	907,730	(305,029)	1,775,607	115,337

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	468,008	(27,828)	824,150	(38,053)

COMPREHENSIVE INCOME	$1,375,738	($ 332,857)	$ 2,599,757	$ 77,284

BASIC EARNINGS PER SHARE	$ .04	($ .01)	$ .07	$ .00
DILUTED EARNINGS PER SHARE	$ .01	($ .01)	$ .05	$ .00

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000	23,005,000	24,178,913	23,005,000
DILUTED	46,374,102	23,005,000	33,856,385	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,775,607	$ 115,337
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	22,108
Depreciation and amortization	518,645	346,145
Gain on disposal of fixed assets	-	(1,108,582)
Changes in assets and liabilities:
Account receivables	1,937,765	3,909,791
Inventory	676,659	(1,022,024)
Restricted cash for trade notes repayments	-	132,540
Other receivables	(118,427)	(264,705)
Prepaid expenses and other current assets	703,834	(5,954)
Advance payments	(2,013,322)	-
Due from shareholders	-	(50,000)
Accounts payable and accrued expenses	(2,780,764)	(1,248,145)
Other payables	(66,978)	(2,398,220)
Other current liabilities	-	237,984

Total Adjustments	(1,144,568)	(1,449,062)

Net Cash Provided (Used) By Operating Activities	631,039	(1,333,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(121,407)
Addition of construction in progress	(155,702)	-
Acquisition of Qingdao	-	(5,268,500)
Investing in Sub	(864,000)	-
Cash acquired from the subsidiary	99,019	-

Net Cash Used By Investing Activities	(1,497,061)	(5,389,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	102,967
Additional capital contribution	(452,462)	5,406,695
Exercise of J warrants	5,000,000	-
Proceeds from bank loans	-	1,082,790
Repayment of bank loans	(1,246,935)	-

Net Cash Provided By Financing Activities	2,761,723	6,592,452

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	195,703	47,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,091,404	(83,435)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$1,206,560

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

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

Inventory at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31,	June 30,
	2007	2007
Finished products	$ 111,924	$ 571,357
Raw materials	2,562,009	2,206,420
Parts and supplies	52,850	41,280
Work in process	123,030	574,839
Total	$2,849,813	$3,393,896

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

•         De facto agents of the entity

We did not have any related party transactions accordingly.

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

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31,	June 30,
	2007	2007
Buildings	$ 3,842,612	$ 3,533,677
Machinery and equipment	10,854,604	9,848,634
Subtotal	$14,697,216	13,382,311
Less: Accumulated depreciation	6,120,634	5,446,391
Total	$ 8,576,582	$ 7,935,920

Depreciation expense for six months ending December 31, 2007 and 2006 was $434,628, and $346,145, respectively. Depreciation expense for three months ending December 31, 2007 and 2006 was 213,086 and $177,857, respectively.

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

NOTE 9 – CONVERSION OF CONVERTIBLE NOTES

On August 9, 2007, the convertible notes converted to the following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing.

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2007 consist of the following:

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	$ 685,500

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS (continued)

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by April 9th
2008. The interest is to be calculated using an annual fixed interest rate of
7.029% and paid monthly. The loan is secured by the Company's equipment.	822,600

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the Company's equipment.	2,193,600

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by the Company's equipment.	411,300

Total short-term bank loans	$4,113,000

NOTE 11 – LONG-TERM DEBT

As of December 31, 2007 and June 30, 2007, the Company had long-term debt of $1,730,339 and $2,008,893 outstanding, respectively. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until the end of the two-year period.

NOTE 12 – RISK FACTORS

In the three months and six months ended December 31, 2007, three customers accounted for approximately 71% of the Company’s sales, four vendors accounted for approximately 94% of the Company’s purchases.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $ 7,029,604 at December 31, 2007.

NOTE 14 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended
	December
	2007	2006

Cash paid for interest	$217,755	$192,919
Cash paid for income taxes	$ -	$259,925

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING

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

The Company has changed the Company’s accounting method and the transaction has been regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and JPAK were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although JPAK is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The financial statements have been prepared as if JPAK had always been the reporting company and then, on the share exchange date, had changed its name and reorganized its capital stock. Accordingly, the Company has revised the financial statements to reflect reverse merger accounting.

 Pursuant to SEC Manual Item 2.6.5.4 Reverse acquisitions, the Company believes the statement of stockholders’ equity in the Company’s S-1 for the fiscal years ended June 30, 2007 and 2006 should be revised to disclose the effect of the reverse merger on a retroactive basis. The SEC guidance requires  that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.” Based on this statement, the Company believes the statement of stockholders’ equity should be revised to properly disclose the effects of the reverse merger by retroactively restating the 23,005,000 shares given to JPAK (accounting acquirer in the reverse merger with Rx Staffing). In addition, the Company has revised the financial statements for the fiscal year ended June 30, 2007 to disclose the effect of the recapitalization on a retroactive basis.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS
	As reported under Acquisition Accounting as at	As reported under Reverse Merger Accounting as at	Effect of Change
	December 31,2007	December 31,2007
CURRENT ASSETS
Cash and cash equivalents	$ 7,029,604	$ 7,029,604	$ -
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	6,976,926	-
Inventory	2,849,813	2,849,813	-
Other receivables	120,519	120,519	-
Prepaid expenses and other current assets	72,645	72,645	-
Advance payments	2,048,889	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-	(1,093,131)
Total Current Assets	20,191,527	19,098,396	(1,093,131)

PROPERTY AND EQUIPMENT, NET	8,576,582	8,576,582	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$29,785,354	$27,674,978	($2,110,376)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,937,200	$ 1,937,200	$ -
Short-term bank loans	4,113,000	4,113,000	-
Total Current Liabilities	6,050,200	6,050,200	-

LONG-TERM DEBT	1,730,339	1,730,339	-

MINORITY INTEREST	98,753	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Series A warrants	1,540,000	-	(1,540,000)
Series B warrants	1,155,000	-	(1,155,000)
Series C warrants	833,333	-	(833,333)
Series D warrants	458,333	-	(458,333)
Placement agent warrants	1,127,313	-	(1,127,313)
Additional paid-in capital	11,590,258	14,387,979	2,797,721
Retained earnings	3,556,733	3,671,863	115,130
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	1,248,162	1,362,269	114,107

Total Stockholders’ Equity	21,906,062	19,795,686	($2,110,376)

Total Liabilities and Stockholders’ Equity	$29,785,354	$27,674,978	($2,110,376)

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended	Effect of Change
	December 31,2007	December 31,2007

REVENUE	$15,418,892	$15,418,892	$ -

COST OF SALES	11,306,299	11,306,299	-

GROSS PROFIT	4,112,593	4,112,593	-

EXPENSES
Selling, general and administrative	2,395,296	2,361,114	(34,182)
Depreciation expense	41,054	41,054	-

Total Expenses	2,436,350	2,402,168	(34,182)

INCOME FROM OPERATIONS	1,676,243	1,710,425	(34,182)

OTHER INCOME (EXPENSES)
Interest income	32,295	32,295	-
Interest expense	(217,755)	(217,755)	-
Other income (expense), net	248,662	248,662	-

Total Other Income (Expenses)	63,202	63,202	-

INCOME BEFORE PROVISION
FOR INCOME TAX	1,739,445	1,773,627	(34,182)

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	1,739,445	1,773,627	(34,182)

MINORITY INTEREST	(1,980)	(1,980)	-

NET INCOME	1,741,425	1,775,607	(34,182)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	710,043	824,150	114,107

COMPREHENSIVE INCOME	$ 2,451,468	$ 2,599,757	$ 79,925

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended	Effect of Change
December 31, 2007	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$1,741,425	$1,775,607	$ 34,182
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	(1,980)	-
Depreciation and amortization	518,645	518,645	-
Gain on disposal of fixed assets	-	-	-
Changes in assets and liabilities:
Account receivables	1,937,765	1,937,765	-
Inventory	676,659	676,659	-
Other receivables	(118,427)	(118,427)	-
Prepaid expenses and other current assets	703,834	703,834	-
Advance payments	(2,013,322)	(2,013,322)	-
Accounts payable and accrued expenses	(2,780,763)	(2,780,764)	(1)
Other payables	(66,978)	(66,978)	-
Other current liabilities	-	-	-

Total Adjustments	(1,144,567)	(1,144,568)	(1)

Net Cash Used By Operating Activities	596,858	631,039	34,181

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(576,378)	-
Addition of construction in progress	(155,702)	(155,702)	-
Acquisition of Qingdao	(864,000)	(864,000)	-
Cash acquired from the subsidiary	99,019	99,019	-

Net Cash Used By Investing Activities	(1,497,061)	(1,497,061)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	(538,880)	-
Additional capital contribution	(452,462)	(452,462)	-
Exercise of J warrants	5,000,000	5,000,000	-
Repayment of short term bank loans	(889,152)	(1,246,935)	(357,783)
Repayment of long term debt	(357,783)	-	357,783

Net Cash Provided By Financing Activities	2,761,723	2,761,723	-

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	229,884	195,703	(34,181)

NET INCREASE IN CASH AND CASH QUIVALENTS	2,091,404	2,091,404	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$7,029,604	$ -

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – EARNINGS (LOSS) PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities on an if converted method. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

	3 Months Ended December 31, 2007
	Net Income	Shares	Per Share

Income from operations	$763,705	24,505,000	$0.03
Basic EPS	$907,730	24,505,000	$0.04
Effect of dilutive securities	$ -	21,869,102	(0.02)
Diluted EPS	$907,730	46,374,102	$0.02

	3 Months Ended December 31, 2006
	Net Income	Shares	Per Share

Loss from operations	($203,254)	23,005,000	($0.01)
Basic EPS	($305,029)	23,005,000	($0.01)
Effect of dilutive securities	$ -	-	-
Diluted EPS	($305,029)	23,005,000	($0.01)

	6 Months Ended December 31, 2007
	Net Income	Shares	Per Share

Income from operations	$1,710,425	24,178,913	$0.07
Basic EPS	$1,775,607	24,178,913	$0.07
Effect of dilutive securities	-	9,677,472	(0.02)
Diluted EPS	$1,775,607	33,856,385	$0.05

	6 Months Ended December 31, 2006
	Net Income	Shares	Per Share

Income from operations	$ 464,035	23,005,000	$ 0.02
Basic EPS	$ 115,337	23,005,000	$ 0.00
Effect of dilutive securities	-	-	-
Diluted EPS	$ 115,337	23,005,000	$ 0.00

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 17 – ALLOCATION OF PROCEEDS FROM THE EXERCISE OF SERIES J WARRANTS

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement dated May 17,2007 ) by and among the Company, Jpak, Grand International and the Investors.  Pursuant to the NPAJpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, the company also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus forms a part. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On December 28, 2007, the holders of the Company’s outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of US$5.0 million to the Company.  Upon exercise of the Series J Warrants and pursuant to their stated terms, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

The Company allocated the proceeds received in the financing transaction  to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis.

As the Series B Convertible Preferred Stock was in-the-money, The Company used the intrinsic value to calculate the fair value based on the conversion price. The Company also calculated the fair value of Series C, Series D warrants and placement agent warrants using the Black-Scholes option pricing model. The  risk-free interest rate was 4.06%,  the interest rate of treasury instruments with the same maturity.  Volatility was based on the historical volatility up to December 28, 2007.  The total value of warrants and the value of Series A Preferred shares were $8,802,501 and $13,333,333 respectively.  Therefore, the Company allocated $1,988,292 and $3,011,708 to the additional paid-in capital of common stocks and the additional paid-in capital of preferred stocks respectively from the $5,000,000 proceeds of J warrants exercise.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

On August 9, 2007, the Company entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, the Company was required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use the Company’s best efforts to cause, and to maintain, the effectiveness of the registration statement. The Company filed this registration statement to fulfill the Company’s obligations under the RRA. The Company is subject to certain monetary obligations if, the registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of JPAK were granted piggyback registration rights for 15,805,000 shares of the Company’s common stock.

The Investor “RAA” also contains provisions for the inability to register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then the Company must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants). The Company is filing the Registration Statement to register for resale 687,106 shares of common stock underlying the Series A Preferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, the Company does not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (680,106/11.217,128) of the 2 percent ($110,000) due per month under the terms of the Company’s RAA.  Therefore, the Company’s monthly liquated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued the American Capital America Markets Ltd. as part of the merger).

NOTE 19 – SUBSEQUENT EVENTS

No material transactions or events occurring after the balance sheet date required disclosure in the quarterly financial statements for December 31, 2007.

                                                                                                                 - 18 -

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended December 31, 2007 and 2006

Three Months Ended December 31	2007	2006

Sales	$6,114,644	$5,371,875
Cost of sales	$4,319,117	$4,246,343
Total expenses	$1,031,822	$1,328,786
Other income (expense)	$142,045	$27,484
Income taxes	$-	$169,950
Minority Interest	$(1,980)	$(40,691)
Net income	$907,730	$(305,029)
Foreign currency translation adjustment	$468,008	$(27,828)
Comprehensive income	$1,375,738	$(332,857)

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

Minority Interest In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), through a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

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

The comprehensive income, which adds the currency adjustment to net income, was approximately US$1.3 million for the three months ended December 31, 2007 as compared to US$0.3 million loss for the three months ended December 31, 2006, an increase of $1.6 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.4 million and increase of net income by US$1.2 million. There was an appreciation of RMB to US$ during the three months ended December 31, 2007 as compared to that of 2006.

Comparison of the Six Months Ended December 31, 2007 and 2006

Six Months Ended December 31	2007	2006

Sales	$15,418,892	$13,048,360
Cost of sales	$11,306,299	$10,130,300
Total expenses	$2,402,168	$2,454,025
Other income (expense)	$63,202	$(66,665)
Income taxes	$-	$259,925
Minority Interest	$(1,980)	$(22,108)
Net income	$1,775,607	$115,337
Foreign currency translation adjustment	$824,150	$(38,053)
Comprehensive income	$2,599,757	$77,284

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

The comprehensive income, which adds the currency adjustment to net income, was approximately US$2.6 million for the six months ended December 31, 2007 as compared to US$77,000 for the six months ended December 31, 2006, an increase of $2.5 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.7 million and increase of net income by US$1.7 million. There was an appreciation of RMB to US$ during the six months ended December 31, 2007 as compared to that of 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

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

2.

Revision of capitalized costs related to financing transaction. In connection with the US$5,500,000 financing that we completed in August 2007, we granted warrants, with an exercise price of US$0.50 per share, to purchase up to 990,000 shares of common stock to the placement agent of the Financing. The expiration date of this warrant is May 17, 2011. Furthermore, as a result of the investors’ exercise of their Series J warrants in December 2007, we granted the placement agent an additional warrant to purchase up to 750,000 shares of common stock with an exercise price of US$0.60 per share; the expiration date of this warrant is December 28, 2011. These placement agent warrants have the same terms as the Series A and Series B Warrants we issued to the investors.  The cost related to the two placement agent warrants and Series B Warrants we issued to the investors.  The cost related to the two placement agent warrants were originally capitalized and amortized over the term of the warrants.    However, after further  discussion  and research, we  believe  the  warrants  issued to  the placement  agents  are directly attributable to raising capital; if we had not issued the warrants to the placement agent, we would have paid the same amount of cash as the fair value of the warrants.  Therefore, we will allocate the proceeds received in a financing transaction to the preferred shares and warrants on a relative fair value basis to the additional paid-in capital of preferred shares and common shares, respectively.

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 will be included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 will be  included in an amendment to the quarterly report for such period, which we filed on this same date and restated financials for the quarter ending December 31, 2007 are included in this amendment to our quarterly report.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls.  Although we believe that these corrective steps – restating our financial statements and hiring a new Acting CFO (see Management section below) – will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year.

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

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.  We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth

Anti-takeover provisions of Nevada law, our articles of incorporation and our bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or attempts to replace or remove our management that could be beneficial to our shareholders.  Our articles of incorporation and bylaws contain provisions which could make it more difficult for a third party to acquire us without the consent of our board of directors. Our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Nevada Revised Statutes contain an affiliated transaction provision that prohibits a publicly-held Nevada corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested stockholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder or (ii) the transaction is approved by the holders of a majority of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. This provision may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

We filed a Current Report on Form 8-K on May 8, 2008, to disclose that our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the quarters ended September 30, 2007, and December 31, 2007, should no longer be relied upon because management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  We disclosed that this material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange and the cash flow translation in our June 30, 2007 financial statements.  However, since filing our Quarterly Report on Form 10-Q for the quarter ending March 31, 2008, we believe that we did not err in our cash flow translation and therefore we are not changing our translation method.  Other than as stated herein, no other changes were made to the 8-K and all of the other information contained therein remains accurate.

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
Dongliang (Frank) Su, Acting Chief Financial Officer

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