Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-08-05
CIK 1321559

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

On August 4, 2008, there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2007 (unaudited) and June 30, 2007	5
	Condensed Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006	6
	Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1.A	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2007 in a 10-Q/A on May 27, 2008.  However, we are filing this amendment to respond to additional comments we received from the SEC regarding our revised financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
JPAK Group, Inc.

We have reviewed the accompanying balance sheet of JPAK Group, Inc. as of September 30, 2007 and June 30, 2007, and the related consolidated statements of operations and other comprehensive income and cash flows for the three months ended September 30, 2007 and 2006.  These financial statements are the responsibility of the company’s management.

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

/s/ Patrizio & Zhao, LLC
 Patrizio & Zhao, LLC

Parsippany, New Jersey
October 30, 2007
(Except for Note 14, as to which
the date is May 12, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$4,938,200
Restricted cash for trade notes repayment	1,298,941	-
Account receivables, net of allowance for uncollectible accounts	7,613,343	8,583,396
Inventory	2,544,263	3,393,896
Prepaid expenses and other current assets	75,584	772,792
Deferred financing costs, net	-	405,072

Total Current Assets	13,721,930	18,093,356

PROPERTY AND EQUIPMENT, NET	8,164,227	7,935,920

Total Assets	$21,886,157	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$4,634,457
Trade notes payable	533,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,002,000	4,812,900
Other payables	16,668	65,378

Total Current Liabilities	6,593,558	15,538,735

LONG-TERM DEBT	1,834,350	2,008,893

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Allocation of Series A Preferred Shares	3,529,388
Warrants	1,670,048
Placement Agent Warrants	300,564
Additional paid-in capital	7,560,653	5,676,259
Retained earnings	(869,740)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	894,261	538,119

Total Stockholders’ Equity	13,458,249	8,481,648

Total Liabilities and Stockholders’ Equity	$21,886,157	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

Beneficial conversion feature related to issuance of	(3,529,388)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	(2,661,511)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	356,142	(10,225)

COMPREHENSIVE INCOME / (LOSS)	$(2,305,369)	$523,330

BASIC EARNINGS/(LOSS) PER SHARE	$(0.11)	$.02
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.08)	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	23,852,826	23,005,000
DILUTED	34,413,574	23,005,000

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

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

The effect of restatement is as follows:

            CONSOLIDATED BALANCE SHEETS

ASSETS

	As reported under Acquisition Accounting	As reported under Reverse Merger Accounting	Effect of Change
	September 30,	September 30,
	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$2,189,799	$-
Restricted cash for trade notes repayment	1,298,941	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	7,613,343	-
Inventory	2,544,263	2,544,263	-
Prepaid expenses and other current assets	75,584	75,584	-

Total Current Assets	13,721,930	13,721,930	-

PROPERTY AND EQUIPMENT, NET	8,164,227	8,164,227	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$22,903,402	$21,886,157	$(1,017,245)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$2,041,290	$-
Trade notes payable	533,600	533,600	-
Short-term bank loans	4,002,000	4,002,000	-
Other payables	16,668	16,668	-

Total Current Liabilities	6,593,558	6,593,558	-

LONG-TERM DEBT	1,834,350	1,834,350	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505	-
Allocation of Series A Preferred Shares	-	3,529,388	3,529,388
Warrants	-	1,670,048	1,670,048
Placement Agent Warrants	-	300,564	300,564
Additional paid-in capital	10,577,424	7,560,653	(3,016,771)
Retained earnings	2,683,185	(869,740)	(3,552,925)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	818,455	894,261	75,806

Total Stockholders’ Equity	14,475,494	13,458,249	(1,017,245)

Total Liabilities and Stockholders’ Equity	$22,903,402	$21,886,157	$(1,017,245)

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30, 2007	September 30, 2007

REVENUE	$9,304,248	$9,304,248	$-

COST OF SALES	6,987,181	6,987,181	-

GROSS PROFIT	2,317,067	2,317,067	-

EXPENSES
Selling, general and administrative	1,351,535	1,351,535	-
Depreciation expense	18,813	18,813	-

Total Expenses	1,370,346	1,370,348	-

INCOME FROM OPERATIONS	946,721	946,719	-

OTHER INCOME (EXPENSES)
Interest income	24,182	24,182	-
Interest expense	(113,189)	(113,189)	-
Other income (expense), net	10,163	10,163	-

Total Other Income (Expenses)	(78,844)	(78,844)	-

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	867,877	-

PROVISION FOR INCOME TAX	-	-	-

NET INCOME	867,877	867,877	-

Beneficial conversion feature related to issuance of	-	(3,529,388)	(3,529,388)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	867,877	(2,661,511)	(3,529,388)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	280,336	356,142	75,806

COMPREHENSIVE INCOME	$1,148,213	$(2,305,369)	$(3,453,582)

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$867,877	$867,877	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	271,377	-
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(1,289,788)	-
Account receivables	1,086,362	1,086,362	-
Inventory	892,338	892,338	-
Prepaid expenses	698,464	698,464	-
Accounts payable and accrued expenses	(2,640,752)	(2,640,751)	-
Other payables	(49,304)	(49,304)	-

Total Adjustments	(1,031,303)	(1,031,301)	-

Net Cash Provided By (Used In) Operating Activities	(163,426)	(163,426)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(334,385)	-
Acquisition of Qingdao’s equity	(864,000)	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,198,385)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	(452,463)	(452,463)	-
Repayment of bank loan	(1,076,370)	(1,076,370)	-

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	(1,528,833)	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	142,243	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(2,748,401)	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$2,189,799	$2,189,799	$-

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

	3 Months Ended September 30, 2007
	Net Income	Shares	Per Share

Income from operations	$946,721	23,852,826	$0.04
Basic EPS	$(2,661,511)	23,852,826	$(0.11)
Effect of dilutive securities	$-	10,560,748	$(0.01)
Diluted EPS	$(2,661,511)	34,413,574	$(0.08)

	3 Months Ended September 30, 2006
	Net Income	Shares	Per Share

Income from operations	$720,244	23,005,000	$0.03
Basic EPS	$533,555	23,005,000	$0.02
Effect of dilutive securities	$-	-	$-
Diluted EPS	$533,555	23,005,000	$0.02

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

NOTE 16 – ALLOCATION OF PROCEEDS OF CONVERTIBLE PROMISSORY NOTES (continued)

As per SAB Topic 5.A, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”

As per SEC accounting and reporting manual on reverse merger, “costs of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.

Accordingly, we believe the warrants issued to the placement agents are directly attributable to raising capital.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we have deducted the fair value of the placement agent warrants $300,564 from the proceeds of Preferred Shares $5,500,000.  Furthermore, we allocated the remaining proceeds of $5,199,436 between investors warrants and Preferred Shares on a relative fair value basis.

The key assumptions we utilized for the calculation of warrants are:

•	Volatility is based on historical volatility from the beginning to period end. Volatility on and prior to August 9 are assumed to be the same as the volatility as of September 30.
•	Risk-free Rate of Return based on the rate of treasury note with the same expiry term.
•	Black-Scholes Call Value is calculated using the like of http://www.blobek.com/black-scholes.html

Agent Warrants		2007-08-09
Expiration Date:	2011-08-09
Strike Price:	$0.50
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		7.11%
Risk-free Rate of Return:		4.57%
Black-Scholes Call Value:		$0.30
Warrant Valuation:		$300,564.00

Series A Warrants		2007-08-09
Expiration Date:	2011-08-09
Strike Price:	$0.60
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		7.11%
Risk-free Rate of Return:		4.57%
Black-Scholes Call Value:		$0.22
Warrant Valuation:		$1,212,200.00
Series B Warrants		2007-08-09
Expiration Date:	2011-08-09
Strike Price:	$0.70
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		7.11%
Risk-free Rate of Return:		4.57%
Black-Scholes Call Value:		$0.14
Warrant Valuation:		$772,750.00

As the Series A Convertible Preferred Stock was in-the-money, the Company used the intrinsic value to calculate the fair value based on the conversion price. The total value of warrants and the value of Series A Preferred shares on the date of conversion were $3,821,617 and $8,076,397 respectively.  Therefore, the Company allocated $1,670,048 and $3,529,388 to warrants and preferred stocks respectively from the $5,199,436 remaining proceeds of Convertible Promissory Notes.

Valuation	2007-08-09
Proceeds of Series A Preferred Shares	5,500,000
Value of Placement Agent Warrants	300,564
Net proceeds after deduction of value and incremental value of placement agent warrants	5,199,436
Series A Warrants	1,212,200
Series B Warrants	772,750
Series J Warrants	1,836,667
Total value of investor warrants	3,821,617
Value of Series A Preferred Shares	8,076,397
Allocation of Warrants	1,670,048
Allocation of Series A Preferred Shares	3,529,388

NOTE 17 – BENEFICIAL CONVERSION FEATURE OF SERIES A PREFERRED SHARES

On August 7, 2007, the conversion feature of the Series A Convertible Preferred Stock is “in the money” and is therefore deemed to contain a beneficial conversion feature.

According to EITF 00-27, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. An issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.

On a relative fair value basis, we have allocated $3,529,388 and $1,670,048 to the Series A Convertible Preferred Shares and the warrants respectively.  The effective conversion price is $0.315, the allocated proceeds of $3,529,388 divided by 11,217,128 (the number of shares to be received on conversion).  The intrinsic value of the conversion option therefore is $4,542,937 [(11,217,128 shares) × ($0.72 – $0.333)].  Because $4,542,937 is more than $3,529,388, the proceeds allocated to the A Convertible Preferred Shares, the intrinsic value of the conversion option is limited to $3,529,388.

At the date of issuance, we make the following entry for recording:

Preferred Stock Discount:                                                                3,529,388
APIC – beneficial conversion option                             3,529,388

We also make the following entry to amortize the preferred stock discount on the date of issuance because the preferred stock is not mandatorily redeemable and is immediately convertible into common stock:

Retained Earnings:                                                                            3,529,388
Preferred Stock Discount                                                 3,529,388

The net result of the two entries is a reclassification of $3,529,388 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the first quarter of FY2008.”

NOTE 18 – RELATED PARTY TRANSATIONS

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2007 and 2006

Three Months Ended September 30	2007	2006
Sales	$9,304,248	$7,676,485
Cost of sales	$6,987,181	$5,883,956
Total expenses	$1,370,346	$1,072,285
Other income (expense)	$(78,844)	$(96,714)
Income taxes	$-	$89,975
Net income	$867,877	$533,555
Foreign currency translation adjustment	$356,142	$(10,225)
Comprehensive income/Loss	$($2,305,369)	$523,330

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$2.3 million for the three months ended September 30, 2007 as compared to US$0.5 million for the three months ended September 30, 2006, an increase of $0.6 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.3 million. There was an appreciation of RMB to US$ during the three months ended September 30, 2007 as compared to that of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Item 6. Exhibits

See Exhibit Index on page 42 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su Acting Chief Financial Officer

Date: August 4, 2008

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