Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-08-05
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 4, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	5
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	6
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	29
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1.A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits

EXPLANATORY NOTE:  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending December 31, 2007 in a 10-Q/A on May 27, 2008.  However, we are filing this amendment to respond to additional comments we received from the SEC regarding our revised financial statements.

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

/s/ Patrizio & Zhao, LLC
 Patrizio & Zhao, LLC

Parsippany, New Jersey
February 11, 2008
(Except for Note 15, as to which
the date is May 13, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$4,938,200
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	8,583,396
Inventory	2,849,813	3,393,896
Other receivables	120,519	-
Prepaid expenses and other current assets	72,645	772,792
Advance payments	2,048,889	-
Deferred financing costs, net	-	405,072
Total Current Assets	19,098,396	18,093,356

PROPERTY AND EQUIPMENT, NET	8,576,582	7,935,920

Total Assets	$27,674,978	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	$4,634,457
Trade notes payable	-	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,113,000	4,812,900
Other payables	-	65,378
Total Current Liabilities	6,050,200	15,538,735

LONG-TERM DEBT	1,730,339	2,008,893

MINORITY INTEREST	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Series B convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, issued and outstanding	500	-
Allocation of Series A Preferred Shares	3,529,388	-
Allocation of Series B Preferred Shares	2,559,246	-
Warrants	3,281,077	-
Placement Agent Warrants	1,103,064	-
Incremental value of Original Placement Agent Warrants	27,225	-
Additional paid-in capital	10,477,418	5,676,259
Retained earnings	(2,917,576)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	1,362,269	538,119

Total Stockholders’ Equity	19,795,686	8,481,648

Total Liabilities and Stockholders’ Equity	$27,674,978	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006		2007	2006
	(Restated)			(Restated)

REVENUE	$6,114,644		$5,371,875	$15,418,892	$13,048,360

COST OF SALES	4,319,117		4,246,343	11,306,299	10,130,300

GROSS PROFIT	1,795,527		1,125,532	4,112,593	2,918,060

EXPENSES
Selling, general and administrative	1,009,581		1,315,884	2,361,114	2,429,019
Depreciation expense	22,241		12,902	41,054	25,006

Total Expenses	1,031,822		1,328,786	2,402,168	2,454,025

INCOME (LOSS) FROM OPERATIONS	763,705		(203,254)	1,710,425	464,035

OTHER INCOME (EXPENSES)
Interest income	8,113		-	32,295	-
Interest expense	(104,566)		(105,532)	(217,755)	(192,919)
Other income (expense), net	238,498		133,016	248,662	126,254

Total Other Income (Expenses)	142,045		27,484	63,202	(66,665)

INCOME BEFORE PROVISION
FOR INCOME TAX	905,750		(175,770)	1,773,627	397,370

PROVISION FOR INCOME TAX	-		169,950	-	259,925

NET INCOME BEFORE MINORITY INTEREST	905,750		(345,720)	1,773,627	137,445

MINORITY INTEREST	(1,980)		(40,691)	(1,980)	22,108

NET INCOME	907,730		(305,029)	1,775,607	115,337

Beneficial conversion feature related to issuance of	-		-	(3,529,388)	-
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	(2,559,246)		-	(2,559,246)	-
Series B convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	(1,651,516)		(305,029)	(4,313,027)	115,337
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign currency translation adjustment	468,008		(27,828)	824,150	(38,053)

COMPREHENSIVE INCOME / (LOSS)	$(1,183,508)	$	(332,857)	$(3,488,877)	$77,284

BASIC EARNINGS/(LOSS) PER SHARE	$(0.07)	$	( .01)	$(0.18)	$.00
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.04)	$	( .01)	$(0.13)	$.00

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000		23,005,000	24,178,913	23,005,000
DILUTED	46,374,102		23,005,000	33,856,385	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,775,607	$115,337
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	22,108
Depreciation and amortization	518,645	346,145
Gain on disposal of fixed assets	-	(1,108,582)
Changes in assets and liabilities:
Account receivables	1,937,765	3,909,791
Inventory	676,659	(1,022,024)
Restricted cash for trade notes repayments	-	132,540
Other receivables	(118,427)	(264,705)
Prepaid expenses and other current assets	703,834	(5,954)
Advance payments	(2,013,322)	-
Due from shareholders	-	(50,000)
Accounts payable and accrued expenses	(2,780,764)	(1,248,145)
Other payables	(66,978)	(2,398,220)
Other current liabilities	-	237,984

Total Adjustments	(1,144,568)	(1,449,062)

Net Cash Provided (Used) By Operating Activities	631,039	(1,333,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(121,407)
Addition of construction in progress	(155,702)	-
Acquisition of Qingdao	-	(5,268,500)
Investing in Sub	(864,000)	-
Cash acquired from the subsidiary	99,019	-

Net Cash Used By Investing Activities	(1,497,061)	(5,389,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	102,967
Additional capital contribution	(452,462)	5,406,695
Exercise of J warrants	5,000,000	-
Proceeds from short term bank loans	-	1,082,790
Repayment of bank loans	(1,246,935)	-

Net Cash Provided By Financing Activities	2,761,723	6,592,452

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	195,703	47,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,091,404	(83,435)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$1,206,560

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

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS
	As reported under Acquisition Accounting as at	As reported under Reverse Merger Accounting as at
	December 31,2007	December 31,2007	Effect of Change
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$7,029,604	$-
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	6,976,926	-
Inventory	2,849,813	2,849,813	-
Other receivables	120,519	120,519	-
Prepaid expenses and other current assets	72,645	72,645	-
Advance payments	2,048,889	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-	(1,093,131)
Total Current Assets	20,191,527	19,098,396	(1,093,131)

PROPERTY AND EQUIPMENT, NET	8,576,582	8,576,582	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$29,785,354	$27,674,978	$(2,110,376)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	$1,937,200	$-
Short-term bank loans	4,113,000	4,113,000	-
Total Current Liabilities	6,050,200	6,050,200	-

LONG-TERM DEBT	1,730,339	1,730,339	-

MINORITY INTEREST	98,753	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	3,529,388	3,529,388
Allocation of Series B Preferred Shares	-	2,559,246	2,559,246
Warrants	3,986,666	3,281,077	(705,589)
Placement agent warrants	1,127,313	1,103,064	(24,249)
Incremental value of Original Placement Agent Warrants	-	27,225	27,225
Additional paid-in capital	11,590,258	10,477,418	(1,112,840)
Retained earnings	3,556,733	(2,917,576)	(6,474,309)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	1,248,162	,362,269	114,107

Total Stockholders’ Equity	21,906,062	19,795,686	$(2,110,376)

Total Liabilities and Stockholders’ Equity	$29,785,354	$27,674,978	$(2,110,376)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended
	December 31,2007	December 31,2007	Effect of Change

REVENUE	$15,418,892	$15,418,892	$-

COST OF SALES	11,306,299	11,306,299	-

GROSS PROFIT	4,112,593	4,112,593	-

EXPENSES
Selling, general and administrative	2,395,296	2,361,114	(34,182)
Depreciation expense	41,054	41,054	-

Total Expenses	2,436,350	2,402,168	(34,182)

INCOME FROM OPERATIONS	1,676,243	1,710,425	(34,182)

OTHER INCOME (EXPENSES)
Interest income	32,295	32,295	-
Interest expense	(217,755)	(217,755)	-
Other income (expense), net	248,662	248,662	-

Total Other Income (Expenses)	63,202	63,202	-

INCOME BEFORE PROVISION
FOR INCOME TAX	1,739,445	1,773,627	(34,182)

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	1,739,445	1,773,627	(34,182)

MINORITY INTEREST	(1,980)	(1,980)	-

NET INCOME	1,741,425	1,775,607	(34,182)

Beneficial conversion feature related to issuance of	-	(3,529,388)	3,529,388
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(2,559,246)	2,559,246
Series B convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	1,741,425	(4,313,027)	6,054,452
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	710,043	824,150	(114,107)

COMPREHENSIVE INCOME	$2,451,468	$(3,488,877)	$5,940,345

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended
December 31,2007	December 31,2007	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,741,425	$1,775,607	$34,182
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	(1,980)	-
Depreciation and amortization	518,645	518,645	-
Gain on disposal of fixed assets	-	-	-
Changes in assets and liabilities:
Account receivables	1,937,765	1,937,765	-
Inventory	676,659	676,659	-
Other receivables	(118,427)	(118,427)	-
Prepaid expenses and other current assets	703,834	703,834	-
Advance payments	(2,013,322)	(2,013,322)	-
Accounts payable and accrued expenses	(2,780,763)	(2,780,764)	(1)
Other payables	(66,978)	(66,978)	-
Other current liabilities	-	-	-

Total Adjustments	(1,144,567)	(1,144,568)	(1)

Net Cash Used By Operating Activities	596,858	631,039	34,181

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(576,378)	-
Addition of construction in progress	(155,702)	(155,702)	-
Acquisition of Qingdao	(864,000)	(864,000)	-
Cash acquired from the subsidiary	99,019	99,019	-

Net Cash Used By Investing Activities	(1,497,061)	(1,497,061)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	(538,880)	-
Additional capital contribution	(452,462)	(452,462)	-
Exercise of J warrants	5,000,000	5,000,000	-
Repayment of short term bank loans	(889,152)	(1,246,935)	(357,783)
Repayment of long term debt	(357,783)	-	357,783

Net Cash Provided By Financing Activities	2,761,723	2,761,723	-

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	229,884	195,703	(34,181)

NET INCREASE IN CASH AND CASH QUIVALENTS	2,091,404	2,091,404	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$7,029,604	$-

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
	3 Months Ended December 31, 2007
	Net Income	Shares	Per Share

Income from operations	$763,705	24,505,000	$0.03
Basic EPS	$(1,651,516)	24,505,000	$(0.07)
Effect of dilutive securities	$-	21,869,102	(0.02)
Diluted EPS	$(1,651,516)	46,374,102	$(0.04)

	3 Months Ended December 31, 2006
	Net Income	Shares	Per Share

Loss from operations	$(203,254)	23,005,000	$(0.01)
Basic EPS	$(305,029)	23,005,000	$(0.01)
Effect of dilutive securities	$-	-	-
Diluted EPS	$(305,029)	23,005,000	$(0.01)

	6 Months Ended December 31, 2007
	Net Income	Shares	Per Share

Income from operations	$1,710,425	24,178,913	$0.07
Basic EPS	$(4,313,027)	24,178,913	$(0.18)
Effect of dilutive securities	-	9,677,472	(0.02)
Diluted EPS	$(4,313,027)	33,856,385	$(0.13)

	6 Months Ended December 31, 2006
	Net Income	Shares	Per Share

Income from operations	$464,035	23,005,000	$0.02
Basic EPS	$115,337	23,005,000	$0.00
Effect of dilutive securities	-	-	-
Diluted EPS	$115,337	23,005,000	$0.00

NOTE 17 – ALLOCATION OF PROCEEDS FROM THE EXERCISE OF SERIES J WARRANTS

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement dated May 17,2007 ) by and among the Company, JPAK, Grand International and the Investors.  Pursuant to the NPA JPAK issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, the company also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus forms a part. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013.

As per SAB Topic 5.A, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”

As per SEC accounting and reporting manual on reverse merger, “costs of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued”.

Accordingly, we believe the warrants issued to the placement agents are directly attributable to raising capital.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we have deducted the fair value of the placement agent warrants $802,500 and incremental value of the original placement agent warrants $27,225 from the proceeds of Preferred Shares $5,000,000.

The key assumptions we utilized for the calculation of warrants are:

•	Volatility is based on historical volatility from the beginning to period end. Volatility on and prior to August 9 are assumed to be the same as the volatility as of September 30.
 •  Risk-free Rate of Return based on the rate of treasury note with the same expiry term.
•  Black-Scholes Call Value is calculated using the like of http://www.blobek.com/black-scholes.html

Agent Warrants		2007-08-09	2007-12-28	2007-12-28
			Original	Revised
Expiration Date:	2011-08-09
	2013-08-09
Strike Price:	$0.50
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		7.11%	7.57%	7.57%
Risk-free Rate of Return:		4.57%	3.18%	3.18%
Black-Scholes Call Value:		$0.30	$1.15	$1.18
Warrant Valuation:		$300,564.00	$1,142,757.00	$1,169,982.00

Agent Warrants		2007-08-09	2007-12-28
Expiration Date:	2013-12-28
Strike Price:	$0.60
Share Price:		$0.72	$1.60
Time to Expiration:		2,333	2,192
Volatility:		7.11%	7.57%
Risk-free Rate of Return:		4.57%	3.18%
Black-Scholes Call Value:		$0.26	$1.07
Warrant Valuation:		$194,325.00	$802,500.00

Furthermore, we allocated the remaining proceeds of $4,170,275 between investors warrants and Preferred Shares on a relative fair value basis.  The total value of investors warrants including incremental value of the original investors warrants and the value of Series B Preferred shares were $8,393,251 and $13,333,333 respectively.  Therefore, the Company allocated $1,611,029 and $2,559,246 to the investors warrants and preferred stocks respectively from the $4,170,275 remaining proceeds of J warrants exercise.

Valuation	2007-12-28
Proceeds of Series B Preferred Shares	5,000,000
Value of Placement Agent Warrants	802,500
Incremental value of original Placement Agent Warrants	27,225
Net proceeds after deduction of value and incremental value of placement agent warrants	4,170,275
Series C Warrants	4,208,334
Series D Warrants	3,791,667
Incremental value of Series A Warrants	181,500
Incremental value of Series B Warrants	211,750
Total value of investor warrants and incremental value of investors warrants	8,393,251
Value of Series B Preferred Shares	13,333,333
Allocation of Warrants	1,611,029
Allocation of Series B Preferred Shares	2,559,246

The increment value of Series A Warrants and Series B warrants were $181,550 and $211,750 respectively.

Series A Warrants		2007-08-09	2007-12-28	2007-12-28
			Original	Revised
Expiration Date:	2011-08-09
	2013-08-09
Strike Price:	$0.60
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		7.11%	7.57%	7.57%
Risk-free Rate of Return:		4.57%	3.18%	3.18%
Black-Scholes Call Value:		$0.22	$1.07	$1.10
Warrant Valuation:		$1,212,200.00	$5,858,050.00	$6,039,550.00

Series B Warrants		2007-08-09	2007-12-28	2007-12-28
			Original	Revised
Expiration Date:	2011-08-09
	2013-08-09
Strike Price:	$0.70
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		7.11%	7.57%	7.57%
Risk-free Rate of Return:		4.57%	3.18%	3.18%
Black-Scholes Call Value:		$0.14	$0.98	$1.01
Warrant Valuation:		$772,750.00	$5,368,000.00	$5,579,750.00

NOTE 18 – BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

On December 28, 2007, the conversion feature of the Series B Convertible Preferred Stock is “in the money” and is therefore deemed to contain a beneficial conversion feature.

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

On a relative fair value basis, we have allocated $2,559,246 and $1,611,029 to the Series B Convertible Preferred Shares and the warrants respectively.  The effective conversion price is $0.307, the allocated proceeds of $2,559,246 divided by 8,333,333 (the number of shares to be received on conversion).

Although the intrinsic value of the conversion option is calculated to be $10,375,000 [(8,333,333 shares) × ($1.60 – $0.307)], it is limited to $2,559,2446, the proceeds allocated to the A Convertible preferred Shares.

At the date of issuance, we make the following entry for recording:

Preferred Stock Discount:                                                                2,559,246
APIC – beneficial conversion option                                                                           2,559,246

We also make the following entry to amortize the preferred stock discount on the date of issuance because the preferred stock is not mandatorily redeemable and is immediately convertible into common stock:

Retained Earnings:                                                                           2,559,246
Preferred Stock Discount                                                                                               2,559,246

The net result of the two entries is a reclassification of $2,559,246  from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter of FY2008.”

NOTE 19 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

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

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (680,106/11.217,128) of the 2 percent ($110,000) due per month under the terms of the Company’s RAA.  Therefore, the Company’s monthly liquated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued the American Capital Markets, Ltd. as part of the merger).

NOTE 20 – SUBSEQUENT EVENTS

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

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;

●	Offering bundled packaging materials and filling machines;

●	Increasing sales to selective Asian and other markets; and

●	Establishing brand names and awareness.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended December 31, 2007 and 2006

Three Months Ended December 31	2007	2006
Sales	$6,114,644	$5,371,875
Cost of sales	$4,319,117	$4,246,343
Total expenses	$1,031,822	$1,328,786
Other income (expense)	$142,045	$27,484
Income taxes	$-	$169,950
Minority Interest	$(1,980)	$(40,691)
Net income	$907,730	$(305,029)
Foreign currency translation adjustment	$468,008	$(27,828)
Comprehensive income/Loss	$($1,183,508)	$(332,857)

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

Minority Interest. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), through a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$1.2 million for the three months ended December 31, 2007 as compared to US$0.3 million loss for the three months ended December 31, 2006, an increase of $1.5 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.4 million and increase of net income by US$1.2 million. There was an appreciation of RMB to US$ during the three months ended December 31, 2007 as compared to that of 2006.

Comparison of the Six Months Ended December 31, 2007 and 2006

Six Months Ended December 31	2007	2006
Sales	$15,418,892	$13,048,360
Cost of sales	$11,306,299	$10,130,300
Total expenses	$2,402,168	$2,454,025
Other income (expense)	$63,202	$(66,665)
Income taxes	$-	$259,925
Minority Interest	$(1,980)	$(22,108)
Net income	$1,775,607	$115,337
Foreign currency translation adjustment	$824,150	$(38,053)
Comprehensive income/Loss	$($3,488,877)	$77,284

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

Minority Interest. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$3.5 million for the six months ended December 31, 2007 as compared to US$77,000 for the six months ended December 31, 2006, an increase of $2.5 million. The increase was primarily due to increase of foreign currency translation adjustment US$0.7 million and increase of net income by US$1.7 million. There was an appreciation of RMB to US$ during the six months ended December 31, 2007 as compared to that of 2006.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

●
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

●
Restate Financial Statement: We are restating our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarters ending September 30, 2007 and December 31, 2007 so that the correct accounting treatment is reflected in those statements and flows through them accordingly.

●
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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including, but not limited to:

●	the continued acceptance of our products and services by the packaging industries;
●	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

●	the costs associated with such growth, which are difficult to quantify, but could be significant;
●	rapid technological change; and
●	the highly competitive nature of the packaging industries.

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

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  Our indebtedness aggregated approximately US$5.8 million as of September 30, 2007. As a result, we are subject to the risks associated with significant indebtedness, including:

●	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;
●	it may be more difficult and expensive to obtain additional funds through financings, if available at all;
●
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

●	if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.  Our borrowings under our existing loan agreements are secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our loan agreements impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

●	acceleration of the payment of our outstanding indebtedness;
●	cross defaults to and acceleration of the payment under other financing arrangements;
●	our inability to borrow additional amounts under our existing financing arrangements; and
●	our inability to secure financing on favorable terms or at all from alternative sources.

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 will be included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 will be included in an amendment to the quarterly report for such period, which we filed on this same date and restated financials for the quarter ending December 31, 2007 are included in this amendment.

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

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●	level of government involvement in the economy;
●	control of foreign exchange;
●	methods of allocating resources;
●	balance of payments position;
●	international trade restrictions; and
●	international conflict.

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

●
prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

●
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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
Dongliang (Frank) Su Acting ChiefFinancial Officer

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