Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-09-29
CIK 1321559

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

On September 17, 2008, there were 24,505,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2007 in a 10-Q/A on August 5, 2008.  We have since received additional SEC comments  and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008  must be restated; these revisions impact the financial statements for the quarter ended September 31, 2007 and as a result, we are filing this amendment to conform, and make consistent the disclosure contained herein with our other filings.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2007 and June 30, 2007, and the related consolidated statements of operations and other comprehensive income and cash flows for the three months ended September 30, 2007 and 2006.  These financial statements are the responsibility of the company’s management.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
October 30, 2007
(Except for Note 1 and 14,, as to which
the date is September 17, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$4,938,200
Restricted cash for trade notes repayment	1,298,941	-
Account receivables, net of allowance for uncollectible accounts	7,613,343	8,583,396
Inventory	2,544,263	3,393,896
Prepaid expenses and other current assets	75,584	772,792
Deferred financing costs, net	-	405,072

Total Current Assets	13,721,930	18,093,356

PROPERTY AND EQUIPMENT, NET	8,164,227	7,935,920

Total Assets	$21,886,157	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$4,634,457
Trade notes payable	533,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,002,000	4,812,900
Other payables	16,668	65,378

Total Current Liabilities	6,593,558	15,538,735

LONG-TERM DEBT	1,834,350	2,008,893

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Allocation of Series A Preferred Shares	2,484,226	-
Warrants	2,327,600	-
Placement Agent Warrants	332,937	-
Additional paid-in capital	7,622,836	5,676,259
Retained earnings	(576,686)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	894,261	538,119

Total Stockholders’ Equity	13,458,249	8,481,648

Total Liabilities and Stockholders’ Equity	$21,886,157	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)
	2007	2006
	(Restated)	(Restated)

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

Beneficial conversion feature related to issuance of	(2,484,226)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	(1,616,349)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	356,142	(10,225)

COMPREHENSIVE INCOME / (LOSS)	$(1,260,207)	$523,330

BASIC EARNINGS/(LOSS) PER SHARE	$(0.07)	$.02
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.05)	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	23,852,826	23,005,000
DILUTED	34,413,574	23,005,000

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

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. (Formerly Rx Staffing Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, established under the laws of Nevada on December 6, 2004. The accompanying consolidated financial statements include the financial statements of JPAK Group, Inc. (the “Company”), and its subsidiaries, collectively referred to as the “Group”. The Group’s primary business is to print and produce packaging products for sale to the beverage and other industries.

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing) completed a reverse acquisition of JPAK Group Co., Ltd., (“JPAK”), which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK, per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to JPAK Group, Inc. The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2006, JPAK acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin, which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow from the inception of Qingdao Renmin in August 2006.

Substantially all of the Group’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

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

The effect of restatement is as follows:

            CONSOLIDATED BALANCE SHEETS

ASSETS

	As reported under Acquisition Accounting	As reported under Reverse Merger Accounting	Effect of Change
	September 30,	September 30,
	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$2,189,799	$-
Restricted cash for trade notes repayment	1,298,941	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	7,613,343	-
Inventory	2,544,263	2,544,263	-
Prepaid expenses and other current assets	75,584	75,584	-

Total Current Assets	13,721,930	13,721,930	-

PROPERTY AND EQUIPMENT, NET	8,164,227	8,164,227	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$22,903,402	$21,886,157	$(1,017,245)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$2,041,290	$-
Trade notes payable	533,600	533,600	-
Short-term bank loans	4,002,000	4,002,000	-
Other payables	16,668	16,668	-

Total Current Liabilities	6,593,558	6,593,558	-

LONG-TERM DEBT	1,834,350	1,834,350	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Warrants	-	2,327,600	2,327,600
Placement Agent Warrants	-	332,937	332,937
Additional paid-in capital	10,577,424	7,622,836	(2,954,588)
Retained earnings	2,683,185	(576,686)	(3,259,871)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	818,455	894,261	75,806

Total Stockholders’ Equity	14,475,494	13,458,249	(1,017,245)

Total Liabilities and Stockholders’ Equity	$22,903,402	$21,886,157	$(1,017,245)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

REVENUE	$9,304,248	$9,304,248	$-

COST OF SALES	6,987,181	6,987,181	-

GROSS PROFIT	2,317,067	2,317,067	-

EXPENSES
Selling, general and administrative	1,351,535	1,351,535	-
Depreciation expense	18,813	18,813	-

Total Expenses	1,370,346	1,370,348	-

INCOME FROM OPERATIONS	946,721	946,719	-

OTHER INCOME (EXPENSES)
Interest income	24,182	24,182	-
Interest expense	(113,189)	(113,189)	-
Other income (expense), net	10,163	10,163	-

Total Other Income (Expenses)	(78,844)	(78,844)	-

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	867,877	-

PROVISION FOR INCOME TAX	-	-	-

NET INCOME	867,877	867,877	-

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	867,877	(1,616,349)	(2,484,226)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	280,336	356,142	75,806

COMPREHENSIVE INCOME	$1,148,213	$(1,260,207)	$(2,408,420)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$867,877	$867,877	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	271,377	-
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(1,289,788)	-
Account receivables	1,086,362	1,086,362	-
Inventory	892,338	892,338	-
Prepaid expenses	698,464	698,464	-
Accounts payable and accrued expenses	(2,640,752)	(2,640,751)	-
Other payables	(49,304)	(49,304)	-

Total Adjustments	(1,031,303)	(1,031,301)	-

Net Cash Provided By (Used In) Operating Activities	(163,426)	(163,426)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(334,385)	-
Acquisition of Qingdao’s equity	(864,000)	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,198,385)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	(452,463)	(452,463)	-
Repayment of bank loan	(1,076,370)	(1,076,370)	-

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	(1,528,833)	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	142,243	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(2,748,401)	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$2,189,799	$2,189,799	$-

NOTE 15 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding including the dilutive effect of equity securities on the if converted method. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

	For the Three Months Ended
	September 30, 2007		September 30, 2006

Net income		$867,887	$533,555

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Net income (loss) applicable to common stockholders		(1,616,349)	533,555

Weighted average common shares
(denominator for basic income per share)		23,852,826	23,005,000

Effect of diluted securities:
Convertible preferred stock		3,231,020	-
Convertible notes		7,329,728	-

Weighted average common shares
(denominator for diluted income per share)		34,413,574	23,005,000

Basic net income (loss) per share	$	(0.07)	$0.02
Diluted net income (loss) per share	$	(0.05)	$0.02

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

Accordingly, we believe the warrants issued to the placement agents are directly attributable to raising capital.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we have deducted the fair value of the placement agent warrants $332,937 and the remaining deferred financing costs of $355,237 from the proceeds of Preferred Shares $5,500,000.  Furthermore, we allocated the remaining proceeds of $4,811,826 between investors warrants and Preferred Shares on a relative fair value basis.

The key assumptions we utilized for the calculation of warrants are:

•
Volatility is based on our estimate of expected volatility by utilizing the historical, expected or implied volatility of similar entities whose instruments are publicly available.  Our estimate of the expected volatility of Jpak is 30.28%

•	Risk-free Rate of Return based on the rate of treasury note with the same expiry term.
•	Black-Scholes Call Value is calculated using the like of http://www.blobek.com/black-scholes.html
•	Warrant Valuation = Black-Scholes Call Value * number of Series warrants outstanding.

The total value of warrants and the value of Series A Preferred shares on the date of conversion were $5,153,233 and $5,500,000 respectively.  Therefore, the Company allocated $2,327,600 and $2,484,226 to warrants and preferred stocks respectively from the $4,811,826 remaining proceeds of Convertible Promissory Notes.

Proceeds of Series A Preferred Shares	5,500,000
Financing commission of Series A Preferred Shares	355,237
Proceeds of Series A Preferred Shares after deducting commission	5,144,763
Value of Placement Agent Warrants	332,937
Net proceeds after deduction of value of placement agent warrants and financing commission of Series A Preferred Shares	4,811,826
Series A Warrants	1,543,300
Series B Warrants	1,271,600
Series J Warrants	2,338,333
Total value of investor warrants, incremental value of investors warrants and preferred shares	5,153,233
Value of Series A Preferred Shares	5,500,000
Allocation of Warrants	2,327,600
Allocation of Series A Preferred Shares	2,484,226

Warrant valuation

Agent Warrants		August 9, 2007

Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.50
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		30.28%
Risk-free Rate of Return:		4.57%

Black-Scholes Call Value:		$0.34
Warrant Valuation:		$332,937.00

Series A Warrants		August 9, 2007

Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.60
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		30.28%
Risk-free Rate of Return:		4.57%

Black-Scholes Call Value:		$0.28
Warrant Valuation:		$1,543,300.00

Series B Warrants		August 9, 2007

Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.70
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		30.28%
Risk-free Rate of Return:		4.57%

Black-Scholes Call Value:		$0.23
Warrant Valuation:		$1,271,600.00

Series J Warrants		August 9, 2007

Expiration Date:	August 9, 2011
Strike Price:	$0.60
Share Price:		$0.72
Time to Expiration:		1,461
Volatility:		30.28%
Risk-free Rate of Return:		4.57%

Black-Scholes Call Value:		$0.28
Warrant Valuation:		$2,338,333.24

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

On a relative fair value basis, we have allocated $2,484,226 and $2,327,600 to the Series A Convertible Preferred Shares and the warrants respectively.  The effective conversion price is $0.221, the allocated proceeds of $2,484,226 divided by 11,217,128 (the number of shares to be received on conversion).  The intrinsic value of the conversion option therefore is $5,592,106 [(11,217,128 shares) × ($0.72 – $0.221)].  Because $5,592,106 is more than $2,484,226, the proceeds allocated to the A Convertible Preferred Shares, the intrinsic value of the conversion option is limited to $2,484,226.

At the date of issuance, we make the following entry for recording:

Preferred Stock Discount:                                                                2,484,226
APIC – beneficial conversion option                             2,484,226

We also make the following entry to amortize the preferred stock discount on the date of issuance because the preferred stock is not mandatorily redeemable and is immediately convertible into common stock:

Retained Earnings:                                                                            2,484,226
Preferred Stock Discount                                                 2,484,226

The net result of the two entries is a reclassification of $2,484,226 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the first quarter of FY2008.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2007 and 2006

Three Months Ended September 30	2007	2006
Sales	$9,304,248	$7,676,485
Cost of sales	$6,987,181	$5,883,956
Total expenses	$1,370,346	$1,072,285
Other income (expense)	$(78,844)	$(96,714)
Income taxes	$-	$89,975
Net income	$867,877	$533,555
Foreign currency translation adjustment	$356,142	$(10,225)
Comprehensive income/Loss	$($1,260,207)	$523,330

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$1.0 million for the three months ended September 30, 2007 as compared to US$0.5 million for the three months ended September 30, 2006, a decrease of $1.5 million. The decrease was mainly due to the beneficial conversion feature which amounts to US$2.5 million.

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007, and  restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008 must be restated; these revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we are filing this amendment to conform, and make consistent the disclosure contained herein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

Date: September 22, 2008

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