Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-09-29
CIK 1321559

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

On September 17, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for those, periods on August 5, 2008.  Pursuant to additional SEC comments, management determined that another restatement of our December 31, 2007 financial statements and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon. Restated financials for quarter ending December 31, 2007 are included herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and other comprehensive income for the three-month and six-month periods ended December 31, 2007 and 2006 and cash flows for the six-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
February 11, 2008
(Except for Note 1 and 15, as to which
the date is September 17, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$4,938,200
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	8,583,396
Inventory	2,849,813	3,393,896
Other receivables	120,519	-
Prepaid expenses and other current assets	72,645	772,792
Advance payments	2,048,889	-
Deferred financing costs, net	-	405,072
Total Current Assets	19,098,396	18,093,356

PROPERTY AND EQUIPMENT, NET	8,576,582	7,935,920

Total Assets	$27,674,978	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,399,719	$4,634,457
Trade notes payable	-	526,000
Convertible notes	-	5,500,000
Short-term bank loans	4,113,000	4,812,900
Other payables	-	65,378
Total Current Liabilities	6,512,719	15,538,735

LONG-TERM DEBT	1,730,339	2,008,893

MINORITY INTEREST	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	23,005
Series B convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, issued and outstanding	500	-
Allocation of Series A Preferred Shares	2,484,226	-
Allocation of Series B Preferred Shares	1,390,853	-
Warrants	4,634,677	-
Placement Agent Warrants	1,172,487	-
Additional paid-in capital	11,048,604	5,676,259
Retained earnings	(3,133,524)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	1,362,269	538,119

Total Stockholders’ Equity	19,333,167	8,481,648

Total Liabilities and Stockholders’ Equity	$27,674,978	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006		2007	2006
	(Restated)			(Restated)
REVENUE	$6,114,644		$5,371,875	$15,418,892	$13,048,360

COST OF SALES	4,319,117		4,246,343	11,306,299	10,130,300

GROSS PROFIT	1,795,527		1,125,532	4,112,593	2,918,060

EXPENSES
Selling, general and administrative	1,550,011		1,315,884	2,901,544	2,429,019
Depreciation expense	22,241		12,902	41,054	25,006

Total Expenses	1,572,252		1,328,786	2,942,598	2,454,025

INCOME (LOSS) FROM OPERATIONS	223,275		(203,254)	1,169,995	464,035

OTHER INCOME (EXPENSES)
Interest income	8,113		-	32,295	-
Interest expense	(104,566)		(105,532)	(217,755)	(192,919)
Other income (expense), net	238,498		133,016	248,662	126,254

Total Other Income (Expenses)	142,045		27,484	63,202	(66,665)

INCOME BEFORE PROVISION
FOR INCOME TAX	365,320		(175,770)	1,233,197	397,370

PROVISION FOR INCOME TAX	-		169,950	-	259,925

NET INCOME BEFORE MINORITY INTEREST	365,320		(345,720)	1,233,197	137,445

MINORITY INTEREST	(1,980)		(40,691)	(1,980)	22,108

NET INCOME	363,340		(305,029)	1,235,177	115,337

Beneficial conversion feature related to issuance of
Series A convertible preferred stock	-		-	(2,484,226)	-

Beneficial conversion feature related to issuance of	(1,390,853)		-	(1,390,853)	-
Series B convertible preferred stock
	__________	_________		__________	________
NET INCOME / (LOSS) APPLICABLE TO	(1,027,513)		(305,029)	(2,639,902)	115,337
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign currency translation adjustment	468,008		(27,828)	824,150	(38,053)

COMPREHENSIVE INCOME / (LOSS)	$(559,505)	$	(332,857)	(1,815,752)	$77,284

BASIC EARNINGS/(LOSS) PER SHARE	$(0.04)	$	( .01)	$(0.11)	$.00
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.02)	$	( .01)	$(0.08)	$.00

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000		23,005,000	24,178,913	23,005,000
DILUTED	46,374,102		23,005,000	33,856,385	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,235,177	$115,337
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	22,108
Depreciation and amortization	518,645	346,145
Gain on disposal of fixed assets	-	(1,108,582)
Changes in assets and liabilities:
Account receivables	1,937,765	3,909,791
Inventory	676,659	(1,022,024)
Restricted cash for trade notes repayments	-	132,540
Other receivables	(118,427)	(264,705)
Prepaid expenses and other current assets	703,834	(5,954)
Advance payments	(2,013,322)	-
Due from shareholders	-	(50,000)
Accounts payable and accrued expenses	(2,318,245)	(1,248,145)
Other payables	(66,978)	(2,398,220)
Other current liabilities	-	237,984

Total Adjustments	(682,049)	(1,449,062)

Net Cash Provided (Used) By Operating Activities	553,128	(1,333,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(121,407)
Addition of construction in progress	(155,702)	-
Acquisition of Qingdao	(864,000)	(5,268,500)
Cash acquired from the subsidiary	99,019	-

Net Cash Used By Investing Activities	(1,497,061)	(5,389,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	102,967
Additional capital contribution	-	5,406,695
Commission of Series B Preferred Shares	(374,551)
Exercise of J warrants	5,000,000	-
Proceeds from short term bank loans	-	1,082,790
Repayment of bank loans	(1,246,935)	-

Net Cash Provided By Financing Activities	2,839,634	6,592,452

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	195,703	47,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,091,404	(83,435)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$1,206,560

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

In September 2006, JPAK acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin, which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations. As of December 31, 2007, accounts payable and accrued expenses were $1,521,913 and $877,806, respectively. As of June 30 2007, accounts payable and accrued expenses were $4,066,655 and $567,802, respectively.

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

In addition, in connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants (from four to six years) was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (“the financing”).

Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  Nevertheless, after reviewing the comments from SEC, now we believe these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  The incremental value of  Series A warrants, Series B Warrants and investors warrants are US$540,430.  The key assumptions we utilized for the calculation of warrants are:

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

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS	As reported under Acquisition Accounting as at	As reported under Reverse Merger Accounting as at
	December 31, 2007	December 31, 2008	Effect of Change
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$7,029,604	$-
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	6,976,926	-
Inventory	2,849,813	2,849,813	-
Other receivables	120,519	120,519	-
Prepaid expenses and other current assets	72,645	72,645	-
Advance payments	2,048,889	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-	(1,093,131)
Total Current Assets	20,191,527	19,098,396	(1,093,131)

PROPERTY AND EQUIPMENT, NET	8,576,582	8,576,582	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$29,785,354	$27,674,978	$(2,110,376)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	$2,399,719	$462,519
Short-term bank loans	4,113,000	4,113,000	-
Total Current Liabilities	6,050,200	6,512,719	462,519

LONG-TERM DEBT	1,730,339	1,730,339	-

MINORITY INTEREST	98,753	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	3,986,666	4,634,677	648,011
Placement agent warrants	1,127,313	1,172,487	45,174
Additional paid-in capital	11,590,258	11,048,604	(541,654)
Retained earnings	3,556,733	(3,133,524)	(6,690,257)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	1,248,162	1,362,269	114,107

Total Stockholders’ Equity	21,906,062	19,333,167	$(2,572,895)

Total Liabilities and Stockholders’ Equity	$29,785,354	$27,674,978	$(2,110,376)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended
	December 31,2007	December 31,2007	Effect of Change

REVENUE	$15,418,892	$15,418,892	$-

COST OF SALES	11,306,299	11,306,299	-

GROSS PROFIT	4,112,593	4,112,593	-

EXPENSES
Selling, general and administrative	2,395,296	2,901,544	506,248
Depreciation expense	41,054	41,054	-

Total Expenses	2,436,350	2,942,598	506,248

INCOME FROM OPERATIONS	1,676,243	1,169,995	(506,248)

OTHER INCOME (EXPENSES)
Interest income	32,295	32,295	-
Interest expense	(217,755)	(217,755)	-
Other income (expense), net	248,662	248,662	-

Total Other Income (Expenses)	63,202	63,202	-

INCOME BEFORE PROVISION
FOR INCOME TAX	1,739,445	1,233,197	(506,248)

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	1,739,445	1,233,197	(506,248)

MINORITY INTEREST	(1,980)	(1,980)	-

NET INCOME	1,741,425	1,235,177	(506,248)

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(1,390,853)	(1,390,853)
Series B convertible preferred stock
		__________	__________
NET INCOME / (LOSS) APPLICABLE TO	1,741,425	(2,639,902)	(4,381,327)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	710,043	824,150	114,107

COMPREHENSIVE INCOME	$2,451,468	$(1,815,752)	$(4,267,220)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended
December 31,2007	December 31,2007	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,741,425	$1,235,177	$	(506,248)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Minority interest	(1,980)	(1,980)		-
Depreciation and amortization	518,645	518,645		-
Gain on disposal of fixed assets	-	-		-
Changes in assets and liabilities:
Account receivables	1,937,765	1,937,765		-
Inventory	676,659	676,659		-
Other receivables	(118,427)	(118,427)		-
Prepaid expenses and other current assets	703,834	703,834		-
Advance payments	(2,013,322)	(2,013,322)		-
Accounts payable and accrued expenses	(2,780,763)	(2,318,245)		(462,518)
Other payables	(66,978)	(66,978)		-
Other current liabilities	-	-		-

Total Adjustments	(1,144,567)	(682,049)		462,518

Net Cash Used By Operating Activities	596,858	553,128		(43,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(576,378)	(576,378)		-
Addition of construction in progress	(155,702)	(155,702)		-
Acquisition of Qingdao	(864,000)	(864,000)		-
Cash acquired from the subsidiary	99,019	99,019		-

Net Cash Used By Investing Activities	(1,497,061)	(1,497,061)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	(538,880)	(538,880)		-
Additional capital contribution	(452,462)	(374,551)		77,911
Exercise of J warrants	5,000,000	5,000,000		-
Repayment of bank loans	(1,246,935)	(1,246,935)		-

Net Cash Provided By Financing Activities	2,761,723	2,839,634		77,911

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	229,884	195,703		(34,181)

NET INCREASE IN CASH AND CASH QUIVALENTS	2,091,404	2,091,404		-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200		-

CASH AND CASH EQUIVALENTS – ENDING	$7,029,604	$7,029,604		$-

NOTE 16 – EARNINGS (LOSS) PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings (loss) per share has been computed by dividing net earnings by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of common shares outstanding including the dilutive effect of equity securities on an if converted method. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

	Three Months Ended December 31,
	2007		2006

Net income (loss)		$363,340		$(305,029)

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)		-

Net income (loss) applicable to common stockholders		(1,027,513)		(305,029)

Weighted average common shares
(denominator for basic income per share)		24,505,000		23,005,000

Effect of diluted securities:
Convertible preferred stock		10,608,564		-
Warrants		11,260,538		-

Weighted average common shares
(denominator for diluted income per share)		46,374,102		23,005,000

Basic net income (loss) per share	$	(0.04)	$	(0.01)
Diluted net income (loss) per share	$	(0.02)	$	(0.01)

	Six Months Ended December 31,
	2007		2006

Net income		$1,235,177	$115,337

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(2,639,902)	115,337

Weighted average common shares
(denominator for basic income per share)		24,178,913	23,005,000

Effect of diluted securities:
Convertible preferred stock		4,470,833	-
Warrants		5,206,639	-

Weighted average common shares
(denominator for diluted income per share)		33,856,385	23,005,000

Basic net income (loss) per share	$	(0.11)	$0.00
Diluted net income (loss) per share	$	(0.08)	$0.00

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

Accordingly, we believe the warrants issued to the placement agents are directly attributable to raising capital.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value.  Therefore, we have deducted the fair value of the placement agent warrants $839,550 and the financing commissions $462,519 from the proceeds of Preferred Shares $5,000,000.

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

Furthermore, we allocated the remaining proceeds of $3,697,931 between investors warrants and Preferred Shares on a relative fair value basis.  The total value of investors warrants including incremental value of the original investors warrants and the value of Series B Preferred shares were $8,293,751 and $5,000,000 respectively.  Therefore, the Company allocated $2,307,078 and $1,390,853 to the investors warrants and preferred stocks respectively from the $3,697,931 remaining proceeds of J warrants exercise.

Valuation	December 28, 2007
Proceeds of Series B Preferred Shares	5,000,000
Commission of Series B Preferred Shares	462,519
Proceeds of Series B Preferred Shares after deducting commission	4,537,481
Value of Placement Agent Warrants	839,550
Incremental value of original Placement Agent Warrants	31,680
Net proceeds after deduction of value and incremental value of placement agent warrants	3,697,931
Series C Warrants	4,208,334
Series D Warrants	3,791,667
Total value of investor warrants and incremental value of investors warrants	8,293,751
Value of Series B Preferred Shares	5,000,000
Allocation of Warrants	2,307,078
Allocation of Series B Preferred Shares	1,390,853

Agent Warrants		December 28, 2007
Expiration Date:	December 28, 2007
Strike Price:	$0.60
Share Price:		$1.60
Time to Expiration:		2,192
Volatility:		30.28%
Risk-free Rate of Return:		3.18%
Black-Scholes Call Value:		$1.12
Warrant Valuation:		$839,550.00

 Warrant market price
Series A Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.60
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.28	$1.07	$1.11
Warrant Valuation:		$1,543,300.00	$5,887,750.00	$6,111,600.00

Series B Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.70
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.23	$0.99	$1.04
Warrant Valuation:		$1,271,600.00	$5,430,700.00	$5,715,600.00

Series C Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.72
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.29	$1.03	$1.03
Warrant Valuation:		$1,209,166.76	$4,308,750.34	$4,308,750.34

Series D Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 20013
Strike Price:	$0.84
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.25	$0.96	$0.96
Warrant Valuation:		$1,037,083.42	$3,985,000.32	$3,985,000.32

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

On a relative fair value basis, we have allocated $1,390,853 and $2,307,078 to the Series B Convertible Preferred Shares and the warrants respectively.  The effective conversion price is $0.167, the allocated proceeds of $1,390,853 divided by 8,333,333 (the number of shares to be received on conversion).

The intrinsic value of the conversion option therefore is $11,942,480 [(8,333,333 shares) × ($1.60 – $0.167)].  Because $11, 942,480 is more than $1,390,853, the proceeds allocated to the A Convertible Preferred Shares, the intrinsic value of the conversion option is limited to $1,390,853.

At the date of issuance, we make the following entry for recording:

Preferred Stock Discount:                                                                                 1,390,853
APIC – beneficial conversion option                                                    1,390,853

We also make the following entry to amortize the preferred stock discount on the date of issuance because the preferred stock is not mandatorily redeemable and is immediately convertible into common stock:

Retained Earnings:                                                                                              1,390,853
Preferred Stock Discount                                                                         1,390,853

The net result of the two entries is a reclassification of $1,390,853 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter of FY2008.

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

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (680,106/11.217,128) of the 2 percent ($110,000) due per month under the terms of the Company’s RAA.  Therefore, the Company’s monthly liquated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued the American Capital XXXX as part of the merger).

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended December 31, 2007 and 2006

Three Months Ended December 31	2007	2006
Sales	$6,114,644	$5,371,875
Cost of sales	$4,319,117	$4,246,343
Total expenses	$1,572,252	$1,328,786
Other income (expense)	$142,045	$27,484
Income taxes	$-	$169,950
Minority Interest	$(1,980)	$(40,691)
Net income	$363,340	$(305,029)
Foreign currency translation adjustment	$468,008	$(27,828)
Comprehensive income/Loss	$(559,505)	$(332,857)

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

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.6 million for the three months ended December 31, 2007 as compared to approximately US$1.3 million for the three months ended December 31, 2006, a increase of approximately US$0.3 million, or 18%. The increase was mainly due to the option expenses of extending the terms of Series A warrants, Series B warrants and placement agent warrants from four to six years.

Minority Interest In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), through a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

Net income. Net income was approximately US$0.4 million for three months ended December 31, 2007 as compared to net loss of approximately US$0.3 million for the three months ended December 31, 2006, an increase of US$0.7 million. The increase in net income was primarily due to increase of sales as well as increase of profit margin of products.

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$0.6 thousand for the three months ended December 31, 2007 as compared to US$0.3 million loss for the three months ended December 31, 2006, a decrease of $0.3 million. The decrease was mainly due to the increase in sales and related net income.  The loss in the three months ended December 31, 2007 was mainly due to the beneficial conversion feature, which amounts to a negative US$1.4 million.

Comparison of the Six Months Ended December 31, 2007 and 2006

Six Months Ended December 31	2007	2006
Sales	$15,418,892	$13,048,360
Cost of sales	$11,306,299	$10,130,300
Total expenses	$2,942,598	$2,454,025
Other income (expense)	$63,202	$(66,665)
Income taxes	$-	$259,925
Minority Interest	$(1,980)	$(22,108)
Net income	$1,235,177	$115,337
Foreign currency translation adjustment	$824,150	$(38,053)
Comprehensive income/Loss	$($1,815,752)	$77,284

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

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$2.9 million for the six months ended December 31, 2007 as compared to approximately US$2.4 million for the six months ended December 31, 2006,  an increase of approximately US$0.5 million, or 19%. The increase was mainly due to the option expenses of extending the terms of Series A warrants, Series B warrants and placement agent warrants from four to six years.

Minority Interest In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The minority interest relates to that subsidiary.

Net income. Net income was approximately US$1.2 million for six months ended December 31, 2007 as compared to net income of approximately US$0.1 million for the six months ended December 31, 2006, an increase of US$1.1 million. The increase in net income was primarily due to increase of sales as well as  increase of profit margin of products.

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

The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$1.8 million for the six months ended December 31, 2007 as compared to US$77,000 for the six months ended December 31, 2006, a decrease of $1.8 million. The decrease was mainly due to the beneficial conversion feature from the conversion of Series Preferred Shares A and Series Preferred Share B, which amounts to a negative US$3.9 million.

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

On September 23, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the period ended December 31, 2007 and March 31, 2008.  Subsequent to the issuance of these financial statements, management identified various errors in connection with them and determined that a restatement was necessary in respect of the following:

1.
In connection with the exercise of the Series J Warrants (the “Series J Exercise”), we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants (from four to six years) was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (“the financing”).  Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  However, after reviewing the SEC’s comments, we now believe that these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  The incremental value of Series A warrants, Series B Warrants and investors warrants are US$540,430.

2.
The Company incurred a commission of $462,519.22 pursuant to the Series J Exercise.  However, this commission was not paid until January 16, 2008.  Originally, in the financial statements as of March 31, 2008, the Company did not account for this commission as a deduction to additional paid-in capital; the Company included this commission as part of the expenses in the third quarter.  To correct the error, the Company shall account the commission as a deduction to additional paid-in capital in the second quarter and revise the amount of expenses in the third quarter.

These control deficiencies resulted in a misstatement to substantially all of our financial statements and disclosures covering the year ended June 30, 2007 and onward, which resulted in a material misstatement to such annual and interim financial statements (September 30, 2007, December 30, 2007 and March 31, 2008) that was not prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

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

•
Restate Financial Statement: We restated our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarter ending September 30, 2007 and shall restate our interim financial statements for the quarters ending December 31, 2007 and March 31, 2008; furthermore, we will ensure that all necessary amendments are filed so that the correct accounting treatment is reflected in those statements and flows through them accordingly.

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1;  restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again – and are included in this amendment, and that the financial statements for the quarter ending March 31, 2008 must be restated and shall be included in an amendment to that quarterly report that we file on this same date; these revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we shall file an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

None.

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