Form 10-Q/A
period 2008-03-31
Jpak Group, Inc.
filed 2008-09-29
CIK 1321559

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

JPAK GROUP, INC.

Explanatory Note: On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company was required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2008 and December 31, 2007 in a 10-Q/A on August 5, 2008 and restated financials for the year ended June 30, 2007 in an amendment to our S-1 on August 5, 2008.  However, pursuant to additional SEC comments, management determined that a restatement of our December 31, 2007 and March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.  Restated financial statements for the quarter ending March 31, 2008 are included herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations and other comprehensive income for the three-month and nine-month periods ended March 31, 2008 and 2007 and cash flows for the nine-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC
Parsippany, New Jersey
May 8, 2008
(Except for Note 1 and 15, as to which
the date is September 17, 2008)

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	June 30,
	2008	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$4,790,573	$4,938,200
Account receivables, net of allowance $50,209 and $38,945, respectively	9,599,369	8,583,396
Inventory	4,529,545	3,393,896
Other receivables	1,000,823	-
Prepaid expenses and other current assets	251,984	772,792
Advance payments	425,776	-
Deferred financing costs, net	-	405,072
Total Current Assets	20,598,070	18,093,356

PROPERTY AND EQUIPMENT, NET	11,532,961	7,935,920

Total Assets	$32,131,031	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,558,752	$4,634,457
Trade notes payable	1,713,600	526,000
Convertible notes	-	5,500,000
Short-term bank loans	3,570,000	4,812,900
Advanced Payment from customer	34,063	-
Other payables	74,598	65,378
Total Current Liabilities	8,951,013	15,538,735

LONG-TERM DEBT	1,361,027	2,008,893

MINORITY INTEREST	104,958	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	-
Allocation of Series A Preferred Shares	2,484,226
Allocation of Series B Preferred Shares	1,390,853
Warrants	4,634,677
Placement Agent Warrants	1,172,487
Additional paid-in capital	11,048,604	5,674,759
Retained earnings	(1,554,581)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,164,192	538,119

Total Stockholders’ Equity	21,714,033	8,481,648

Total Liabilities and Stockholders’ Equity	$32,131,031	$26,029,276

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Restated)		(Restated)

REVENUE	$10,813,896	$8,145,551	$26,232,788	$21,193,911

COST OF SALES	7,876,883	6,233,657	19,183,182	16,363,957

GROSS PROFIT	2,937,013	1,911,894	7,049,606	4,829,954

EXPENSES
Selling, general and administrative	1,277,004	932,014	4,219,602	3,386,039

Total Expenses	1,277,004	932,014	4,219,602	3,386,039

INCOME FROM OPERATIONS	1,660,009	979,880	2,830,004	1,443,915

OTHER INCOME (EXPENSES)
Interest income	5,249	2,250	37,544	2,250
Interest expense	(65,942)	(95,045)	(284,318)	(287,964)
Other income (expense), net	(18,393)	471	230,890	126,725

Total Other Income (Expenses)	(79,086)	(92,324)	(15,884)	(158,989)

INCOME BEFORE PROVISION
FOR INCOME TAX	1,580,923	887,556	2,814,120	1,284,926

PROVISION FOR INCOME TAX	-	2,378	-	262,303

NET INCOME BEFORE MINORITY INTEREST	1,580,923	885,178	2,814,120	1,022,623

MINORITY INTEREST	1,980	104,157	-	126,265

NET INCOME	1,578,943	781,021	2,814,120	896,358

Beneficial conversion feature related to issuance of Series A convertible preferred stock	-	-	(2,484,226)	-

Beneficial conversion feature related to issuance of Series B convertible preferred stock	-	-	(1,390,853)	-

NET INCOME / (LOSS) APPLICABLE TO COMMON STOCK HOLDERS	1,578,943	781,021	(1,060,959)	896,358

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	801,923	136,598	1,626,073	98,545

COMPREHENSIVE INCOME / (LOSS)	$2,380,866	$917,619	$565,114	$994,903

BASIC EARNINGS / (LOSS) PER SHARE	$.06	$.03	$(.04)	$.04
DILUTED EARNINGS/ (LOSS) PER SHARE	$.03	$.03	$(.02)	$.04

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000	23,005,000	24,286,022	23,005,000
DILUTED	46,903,748	23,005,000	44,576,470	23,005,000

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,814,120	$896,358
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Bad debt expense	7,521	31,372
Minority interest	-	126,265
Depreciation and amortization	722,211	558,230
Loss on disposal of fixed assets	-	171,948
Changes in assets and liabilities:
Account receivables	(271,952)	2,165,161
Inventory	(801,688)	(961,410)
Restricted cash for trade notes repayments	-	961,996
Other receivables	(950,642)	86,883
Advance payments	(404,428)	-
Prepaid expenses and other current assets	536,561	(55,725)
Due from shareholders	-	(97,106)
Accounts payable and accrued expenses	(1,335,844)	(1,291,987)
Advanced payment from customers	32,355	-
Other payables	3,421	(2,579,021)

Total Adjustments	(2,462,485)	(883,394)

Net Cash Provided (Used) By Operating Activities	$351,635	12,964

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,761,488)	(1,739,421)
Acquisition of construction in progress	(679,820)	-
Cash acquired from the subsidiary	99,695	-

Net Cash Provided (Used) By Investing Activities	(3,341,613)	(1,739,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	1,085,120	(850,564)
Proceeds from capital contribution	3,976,724	234,474
Proceeds from short term bank loans	-	1,496,350
Repayment of bank loans	(2,352,778)

Net Cash Provided (Used) By Financing Activities	2,709,066	880,260

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	133,285	28,835

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,627)	(817,362)

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS – ENDING	$4,790,573	$472,633

The accompanying notes are an integral part of these financial statements.

JPAK GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Allocation of Series A Preferred	Allocation of Series B Preferred		Placement Agent	Commission Of Series A Preferred	Commission Of Series B Preferred	Additional Paid-in Capital	Statutory Reserve	Retained Earnings	Accumulated other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Shares	Warrants	Warrants	Shares	Shares

Balance at June 30, 2007	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -		$ 5,676,259	$348,009	$1,896,256	$ 538,119	$ 8,481,648

Common stock issued in conjunction with RX staffing recapitalization	1,500,000	$1,500	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -		$ (1,500)	$ -	$ -	$ -	$ -
Proceeds of Preferred Shares allocated on 9 Aug 2007	-	-	-	-	-	-	$2,484,226	-	$2,327,600	$ 332,937	$ 355,237		($5,500,000)	-	-	-	-
Proceeds of Preferred Shares allocated on 28 Dec 2007	-	-	-	-	-	-	-	$ 1,390,853	$2,307,078	$ 839,550		$ 462,519	($5,000,000)	-	-	-	-
Series A Convertible Preferred Stock	-	-	5,608,564	$ 561	-	-	-	-	-	-	-				-	-	$ 561
Series B Convertible Preferred Stock	-	-	-	-	5,000,000	$ 500	-	-	-	-	-				-	-	$ 500
Capital contribution	-	-	-	-	-	-	-	-	-	-	-		$11,181,010	-	($ 2,389,878)	-	$ 8,791,132

Net income	-	-	-	-	-	-	-	-		-	-		-	-	2,814,120	-	2,814,120
Other comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	$1,626,073	$ 1,626,073
Beneficial conversion feature related to issuance of Series A convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-		$2,484,226	-	($2,484,226)	-	-
Beneficial conversion feature related to issuance of Series B convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-		$1,390,853	-	($1,390,853)	-	-

Balance at March 31, 2008 (unaudited)	24,505,000	$24,505	5,608,564	$ 561	5,000,000	$ 500	$ 2,484,226	$ 1,390,853	$4,634,677	$1,172,487	$ 355,237	$ 462,519	$10,230,848	$348,009	($1,554,581)	$2,164,192	$21,714,033

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. (Formerly Rx Staffing Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, established under the laws of Nevada on December 6, 2004. The accompanying consolidated financial statements include the financial statements of JPAK Group, Inc. JPAK Group, Inc. and its subsidiaries (the “Company”). The Company’s primary business is to print and produce packaging products for sale to the beverage and other industries.

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

EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Rx Staffing.

	Three Months Ended March 31,
	2008	2007

Net income	$1,578,943	$781,021

Weighted average common shares
(denominator for basic income per share)	24,505,000	23,005,000

Effect of diluted securities:
Convertible preferred stock	10,608,564	-
Warrants	11,790,184	-

Weighted average common shares
(denominator for diluted income per share)	46,903,748	23,005,000

Basic net income per share	$0.06	$0.03
Diluted net income per share	$0.03	$0.03

	Nine Months Ended March 31,
	2008		2007

Net income		$2,814,120	$896,358

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(1,060,959)	896,358

Weighted average common shares
(denominator for basic income per share)		24,286,022	23,005,000

Effect of diluted securities:
Convertible preferred stock		6,525,593	-
Warrants		13,764,855	-

Weighted average common shares
(denominator for diluted income per share)		44,576,470	23,005,000

Basic net income (loss) per share	$	(0.04)	$0.04
Diluted net income (loss) per share	$	(0.02)	$0.04

NOTE 4 – INVENTORY

Inventory at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
Finished products	$935,574	$571,357
Raw materials	2,954,803	2,206,420
Parts and supplies	74,562	41,280
Work in process	564,606	574,839
Total	$4,529,545	$3,393,896

NOTE 5 – RELATED PARTY TRANSACTIONS

Viewed from the perspective of the financial statements of the reporting entity, a related party may be any of the following:

•	Affiliates

•	Principal owners and close kin

•	Management and close kin

•	Parents and subsidiaries

•	Equity method investors and investees

•	Trusts for the benefit of employees

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

NOTE – 7 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
Buildings	$3,837,331	$3,533,677
Machinery and equipment	13,602,201	9,848,634
Subtotal	$17,439,532	13,382,311
Less: Accumulated depreciation	(6,622,276)	5,446,391
	10,817,256	7,935,920
Construction in progress	715,705	-
Total	$11,532,961	$7,935,920

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
7.029% and paid monthly. The loan is secured by our equipment.	$856,800

On February 12th 2007, We obtained a loan from Qingdao City
Commercial Bank, of which the principal is to be paid in full by February 11th
2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by our equipment.	2,284,800

On May 25th 2007, We obtained a loan from China Merchant Bank, of which the principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed interest rate of 6.57% and paid monthly.
The loan is secured by our equipment.	428,400

Total short-term bank loans	$3,570,000

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

NOTE 14 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended
	March 31
	2008	2007

Cash paid for interest	$248,318	$287,964
Cash paid for income taxes	$-	$262,303

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS

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

The Company originally did not include the impact of the beneficial conversion features of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  The inclusion of beneficial conversion features reduces the net income applicable to common stocks holders by US$3,875,079.

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

In connection with the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock we also incurred a commission of US$462,519.  The commission was originally accounted as part of the management expenses.  Now we believe that costs of issuing equity securities should be charged directly to equity as deduction to additional paid-in capital.

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS

CURRENT ASSETS	As reported originally as at March 31, 2008	As reported currently as at March 31, 2008	Effect of Change

Cash and cash equivalents	$4,790,573	$4,790,573	$-
Account receivables, net of allowance	9,599,369	9,599,369	-
Inventory	4,529,545	4,529,545	-
Other receivables	1,000,823	1,000,823	-
Prepaid expenses and other current assets	251,984	251,984	-
Advance payments	425,776	425,776	-
Deferred placement agent warrant costs, net	-	-	-
Total Current Assets	20,598,070	20,598,070	-

PROPERTY AND EQUIPMENT, NET	11,532,961	11,532,961	-

Total Assets	$32,131,031	$32,131,031	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,558,752	$3,558,752	$-
Trade notes payable	1,713,600	1,713,600
Short-term bank loans	3,570,000	3,570,000	-
Advance payment from customer	34,063	34,063	-
Other payables	74,598	74,598	-
Total Current Liabilities	8,951,013	8,951,013	--

LONG-TERM DEBT	1,361,027	1,361,027	-

MINORITY INTEREST	104,958	104,958	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	-	4,634,677	4,634,677
Placement agent warrants	-	1,172,487	1,172,487
Additional paid-in capital	14,387,979	11,048,604	(3,339,375)
Retained earnings	4,788,287	(1,554,581	(6,342,868)
Statutory reserves	348,009	348,009	-
Accumulated other comprehensive income	2,164,192	2,164,192	-

Total Stockholders’ Equity	21,714,033	21,714,033	-

Total Liabilities and Stockholders’ Equity	$32,131,031	$32,131,031	-

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported originally for the nine months ended	As reported currently for the nine months ended
	March 31, 2008	March 31, 2008	Effect of Change

REVENUE	$26,232,788	$26,232,788	$-

COST OF SALES	19,183,182	19,183,182	-

GROSS PROFIT	7,049,606	7,049,606	-

EXPENSES
Selling, general and administrative	4,141,691	4,219,602	77,911

Total Expenses	4,141,691	4,219,602	77,911

INCOME FROM OPERATIONS	2,907,915	2,830,004	77,911

OTHER INCOME (EXPENSES)
Interest income	37,544	37,544	-
Interest expense	(284,318)	(284,318)	-
Other income (expense), net	230,890	230,890	-

Total Other Income (Expenses)	(15,884)	(15,884)	-

INCOME BEFORE PROVISION
FOR INCOME TAX	2,892,031	2,814,120	77,911

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	2,892,031	2,814,120	77,911

MINORITY INTEREST	-	-	-

NET INCOME	2,892,031	2,814,120	77,911

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(1,390,853)	(1,390,853)
Series B convertible preferred stock
		__________	__________
NET INCOME / (LOSS) APPLICABLE TO	2,892,031	(1,060,959)	(3,952,990)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,626,073	1,626,073	-

COMPREHENSIVE INCOME	$4,518,104	$565,114	$(3,952,990)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
As reported originally for the nine months ended	As reported currently for the nine months ended
March 31, 2008	March 31, 2008	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,892,031	$2,814,120	$	(77,911)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Bad debt expense	7,521	7,521
Depreciation and amortization	722,211	722,211		-
Changes in assets and liabilities:
Account receivables	(271,952)	(271,952)		-
Inventory	(801,688)	(801,688)		-
Other receivables	(950,642)	(950,642)		-
Prepaid expenses and other current assets	536,561	536,561		-
Advance payments	(404,428)	(404,428)		-
Accounts payable and accrued expenses	(1,335,844)	(1,335,844)		-
Advance payment from customers	32,355	32,355		-
Other payables	3,421	3,421		-

Total Adjustments	(2,462,485)	(2,462,485)		-

Net Cash Used By Operating Activities	429,546	351,635		(77,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,761,488)	(2,761,488)		-
Addition of construction in progress	(679,820)	(679,820)		-
Cash acquired from the subsidiary	99,695	99,695		-

Net Cash Used By Investing Activities	(3,341,613)	(3,341,613)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	1,085,120	1,085,120		-
Proceeds from capital contribution	3,898,813	3,976,724		77,911
Repayment of bank loans	(2,352,778)	(2,352,778)		-

Net Cash Provided By Financing Activities	2,631,155	2,709,066		77,911

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	133,285	133,285		-

NET DECREASE IN CASH AND CASH QUIVALENTS	(147,627)	(147,627)		-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200		-

CASH AND CASH EQUIVALENTS – ENDING	$4,790,573	$4,790,573		$-

NOTE 16 – ALLOCATION OF PROCEEDS FROM THE EXERCISEOFSERIES J WARRANTS

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

Valuation	December 28, 2007
Proceeds of Series B Preferred Shares	5,000,000
Commission of Series B Preferred Shares	462,519
Proceeds of Series B Preferred Shares after deducting commission	4,537,481
Value of Placement Agent Warrants	839,550
Incremental value of original Placement Agent Warrants	31,680
Net proceeds after deduction of value and incremental value of placement agent warrants	3,697,931
Series C Warrants	4,208,334
Series D Warrants	3,791,667
Total value of investor warrants and incremental value of investors warrants	8,293,751
Value of Series B Preferred Shares	5,000,000
Allocation of Warrants	2,307,078
Allocation of Series B Preferred Shares	1,390,853

Agent Warrants		December 28, 2007
Expiration Date:	December 28, 2013
Strike Price:	$0.60
Share Price:		$1.60
Time to Expiration:		2,192
Volatility:		30.28%
Risk-free Rate of Return:		3.18%
Black-Scholes Call Value:		$1.12
Warrant Valuation:		$839,550.00

Warrant market price
Series A Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.60
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.28	$1.07	$1.11
Warrant Valuation:		$1,543,300.00	$5,887,750.00	$6,111,600.00

Series B Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.70
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.23	$0.99	$1.04
Warrant Valuation:		$1,271,600.00	$5,430,700.00	$5,715,600.00

Series C Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.72
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.29	$1.03	$1.03
Warrant Valuation:		$1,209,166.76	$4,308,750.34	$4,308,750.34

Series D Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.84
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.25	$0.96	$0.96
Warrant Valuation:		$1,037,083.42	$3,985,000.32	$3,985,000.32

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

NOTE 19 – LIQUIDATED DAMAGES FOR INEFFECTIVE REGISTRATION STATEMENT

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

The Investor Registration Rights Agreement (“RAA”) also contains provisions for the inability to register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common stock underlying the Warrants (on a pro rata basis among the holders of the Warrants). The Company filed the initial registration statement on Form SB-2 on October 9, 2007, the initial S-1 on November 9, 2007 and Pre-Effective Amendment No. 1 on February 29, 2008.  The Company received a 415 comment from the SEC and shall respond accordingly, registering that number of shares as is allowed pursuant to Rule 415 and in accordance with the terms of the RAA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, the Company does not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, we are only required to pay 6.13% (680,106/11.217,128) of the 2 percent ($110,000) due per month under the terms of the RAA.  Therefore, our monthly liquidated damages will be roughly $6,738.07. Per our conversions with the SEC staff and our understanding of telephone interpretations of Rule 415, we based the number of shares eligible for registration on number of share currently outstanding (24,505,000) and the number of common shares currently held by non-affiliates.

NOTE 20 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           We did not conduct any operations during periods up through the date of the share exchange (the "Share Exchange") which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands ("Jpak").  The Share Exchange has been accounted for as a reverse merge accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or 'U.S. GAAP."  Reported results of operations of the combined group reflect Jpak's operations.  As a result, we have included elsewhere in this Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary ("Qingdao Renmin").  Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong ("Grand International").

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended March 31, 2008 and 2007

Three Months Ended March 31	2008	2007
Sales	$10,813,896	$8,145,551
Cost of sales	$7,876,883	$6,233,657
Selling, general and administrative expenses	$1,277,004	$932,014
Other income (expense)	$(79,086)	$(92,324)
Income taxes	$-	$2,378
Minority Interest	$1,980	$104,157
Net income	$1,578,943	$781,021
Foreign currency translation adjustment	$801,923	$136,598
Comprehensive income	$2,380,866	$917,619

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

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.3 million for the three months ended March 31, 2008 as compared to approximately US$0.9 million for the three months ended March 31, 2007, an increase of approximately US$0.4 million, or 37%.  The increase was mainly due to the increase in revenue and operating activities.

Minority  Interest. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100%.  The minority interest in 2007 was related to the 11.77% of the state-owned interest prior to acquisition.

Net income. Net income was approximately US1.58 million for three months ended March 31, 2008 as compared to net income approximately US$0.78 million for the three months ended March 31, 2007, an increase of US$0.80 million. The increase in net income was primarily due to increase of sales and increase of profit margin of products.

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

The comprehensive income, which adds the currency adjustment to net income, was US$2.4 million for the three months ended March 31, 2008 as compared to US$0.9 million income for the three months ended March 31, 2007, an increase of $1.5 million. The increase was primarily due to the appreciation of RMB to US$ during the three months ended March 31, 2008 as compared to that of 2007.

Comparison of the Nine Months ended March 31, 2008

Nine Months Ended March 31	2008	2007
Sales	$26,232,788	$21,193,911
Cost of sales	$19,183,182	$16,363,957
Selling, general and administrative expenses	$4,219,602	$3,386,039
Minority Interest	-	126,265
Net Income	$2,814,120	896,358
Foreign currency translation adjustment	$1,626,073
Comprehensive income	$565,114	994,903

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
Selling, general and administrative expenses were approximately US$4.2 million for the nine months ended March 31, 2008 as compared to approximately US$3.4 million for the nine months ended March 31, 2007, the increase of approximately US$0.8 million, or 23%.  The increase was mainly due to the increase in revenue and related operating activities.

Minority  Interest In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100%.  The minority interest was related to the 11.77% of the state-owned interest prior to acquisition.

Net income. Net income was approximately US$2.8 million for nine months ended March 31, 2008 as compared to net income of approximately US$0.9 million for the nine months ended March 31, 2007, an increase of US$1.9 million. The increase in net income was primarily due to increase of sales and increase of profit margin of products.

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

The comprehensive income /(loss), which adds the currency adjustment to net income, was a net income of US$0.56 million for the nine months ended March 31, 2008 as compared to US$1.0 million for the nine months ended March 31, 2007, an decrease of $0.44 million. The decrease was primarily due to beneficial conversion feature related to issuance of Series A and Series B convertible preferred stock which was amounted to US$3.9 million.

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

Liquidity and Capital Resources

As of March 31, 2008, we had working capital totaling approximately US$11.6 million, including cash and cash equivalents of US$4.8.

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management as of June 30, 2007, our internal controls were deemed deficient, in that we did not accurately account for the share exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange, the placement agent warrants issued in the financing that closed simultaneously with the share exchange, and the cash flow translation in our June 30, 2007 financial statements.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again – and shall be included in an amendment to that quarterly report that we will file on this same date, and that the financial statements for the quarter ending March 31, 2008 must be restated and are included in this amendment; these revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we shall file an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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