Form 10-K
period 2008-06-30
Jpak Group, Inc.
filed 2008-09-29
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO _______

COMMISSION FILE NUMBER:

JPAK GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.

15 Xinghua Road
Qingdao, Shandong Province
Postal Code 266401
People’s Republic of China
(86-532) 84616387
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes |_| No |X|

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                                Accelerated Filer |  |
Non-accelerated filer |  |                                                                   Smaller reporting company | X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_|No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $36,757,500.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 25, 2008 was 24,805,000 and 5,608,564 shares of the Registrant’s Series A Preferred and 5,000,000 shares of Series B Preferred.

JPAK GROUP, INC.
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

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

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;

●	Offering bundled packaging materials and filling machines;

●	Increasing sales to selective Asian and other markets (including Russia and Easter Europe); and

●	Establishing brand names and brand awareness.

Company History

RX Staffing, Inc.

Rx Staffing, Inc. was a development stage company incorporated in the State of Nevada on December 6, 2004. It was formed as a full-service temporary personnel agency to better meet the supplemental staffing needs of healthcare providers. Its corporate purpose was (i) to provide personnel staffing services to institutions, occupational site healthcare organizations and alternative site healthcare organizations and (ii) to provide health care professionals such as nurses, specialty technicians and physicians with the flexibility to balance their professional and personal schedules.

For the period beginning on the date of inception through the date of the Share Exchange, Rx Staffing generated minimal revenue from the sale of its medical staffing services.

On August 9, 2007, we completed a reverse acquisition of Jpak Group, Inc. (“Jpak”).  Prior to the acquisition, Rx Staffing Inc. (“Rx Staffing”), was a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on December 6, 2004.  To accomplish the share exchange we issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK. Per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK.  Thus, JPAK is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Jpak Group, Inc.

We commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. In 2004, management completed the buyout of 88.23% of a state-owned equity interest in Qindao Renmin, a company located in Qingdao, Shandong Province of the People’s Republic of China; in the same year, we started developing aseptic liquid food and beverage cartons which was launched in the China market in 2005.  Jpak Group Co., Ltd. (“Jpak Ltd”) was incorporated in the Cayman Islands on June 22, 2006 under the name Winner Dragon Limited; they changed their name to Jpak Ltd. on September 18, 2006.  Also in September 2006, Jpak Ltd. acquired the 88.23% equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak Ltd. Substantially, all of our operations are conducted in China through Qingdao Renmin. In July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.

In September 2006, Jpak Group Co., Ltd. (“JPAK”) – a private holding company established under the laws Cayman Islands June 22, 2006, acquired 88.23% equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of JPAK.  As a result of the acquisition, Qingdao Renmin became the majority owned subsidiary of Grand International and an indirect majority owned subsidiary of JPAK. The transaction was regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and JPAK were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although JPAK is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange was treated as a recapitalization of JPAK.  Thus, JPAK is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  Accordingly, we have revised our financial statements to reflect reverse merger accounting).

On August 9, 2007, we entered into that certain Share Exchange, pursuant to which Jpak Ltd. became our wholly owned subsidiary and in connection with the Share Exchange, we changed our corporate name to Jpak Group, Inc.”

The Share Exchange and the Financing

On August 9, 2007, we entered into and consummated the transactions contemplated (the “Share Exchange”) under a Securities Exchange Agreement (the “SEA”) by and among us, Jpak and the shareholders of Jpak (namely Joyrich Group Limited, a British Virgin Islands (“BVI”) company, Fabregas Group Limited, a BVI company, Statepro Investments Ltd., a BVI company, Raytech Investments Limited, a BVI company, and Capital American Markets Limited, a BVI company), pursuant to which all the shares of Jpak were transferred to us and Jpak became a wholly-owned subsidiary of ours, and at the same time the shareholders of Jpak were issued 23,005,000 shares of our common stock, which represented 64.4% of all the issued and outstanding shares of our common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the financing described below. The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction will reflect Jpak’s operations.

On August 9, 2007, we became a party to a Note Purchase Agreement by and among the Company, Jpak, Grand International and the Investors. The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, we also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus forms a part. Finally, we also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed this registration statement to fulfill our obligations under the RRA. We are subject to certain monetary obligations if, this registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

The Investor RRA also made provisions if we cannot register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants).   The SEC did issue a 415 comment to us on March 27, 2008 and accordingly, we are filing this Registration Statement to register for resale 687,106 shares of common stock underlying the Series APreferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, we do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

In addition to the Share Exchange, and the Investor RRA, on August 9, 2007, we also entered into a Securities Escrow Agreement (the “Escrow Agreement”) with the Investors, the principal stockholders named therein (the “Principal Stockholders”) and the escrow agent named therein (the “Escrow Agent”). Under the Escrow Agreement, the Principal Stockholders agreed to place an aggregate of 7,200,000 shares of Common Stock into escrow (the “Escrow Shares”) for the benefit of the Investors in the event the Company fails to achieve net income for the fiscal year ended June 30, 2008 (“Fiscal 2008”) of at least US$3.955 million (the “Fiscal 2008 Performance Threshold”).

            In connection with the Financing, we issued H.C. Wainwright & Co., Inc., a broker-dealer member of FINRA who acted as our exclusive placement agent in connection with the financing received the following compensation for its services as placement agent: (i) a cash fee of 9% of the gross proceeds, plus expenses (an aggregate of $972,500) and (ii) warrants to purchase 990,000 shares of common stock at an exercise price equal to $0.50 per share, and warrants to purchase 750,000 shares of common stock at an exercise price equal to $0.60 per share, certain of which warrants were issued to officers and employees of the placement agent.

On December 28, 2007, the holders of our outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of US$5.0 million to us. Upon exercise of the Series J Warrants and pursuant to their stated terms, we issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of our Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

In connection with such exercise, the holders of the Series J Warrants agreed not to exercise their demand registration rights with respect to the shares of our common stock underlying the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants during the period beginning on the date of exercise of the Series J Warrants and ending on the ninetieth (90th) day following the effective date of this prospectus.

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013, and the deadline for effectiveness of this registration statement was extended to March 31, 2008.

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and other liquid foods and beverages in China.

We believe we are the largest and leading domestic supplier of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have recently begun contract manufacturing products for the export market.

Established in 1958, Qingdao Renmin was a state-owned, traditional printing and packaging company. On August 21, 2006, Grand International entered into a sales and purchase agreement with three of the then-existing five shareholders (the “Original Shareholders”) of Qingdao Renmin, pursuant to which Grand International purchased 88.23% of the equity interest in Qingdao Renmin. The total purchase consideration was RMB 40,999,000 which was determined based upon the net asset value of Qingdao Renmin as of August 21, 2006. On September 5, 2006, this transfer was approved by the Qingdao Municipal Bureau of Foreign Trade and Economic Cooperation, and the registration with the Qingdao State Administration for Industry and Commerce was completed on December 7, 2006. As a result of this transfer, Grand International acquired an 88.23% equity interest in Qingdao Renmin. In July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.

The acquisition of Qingdao has been accounted for in the financial statements using the purchase accounting method.

We have experienced significant growth in our business in recent years. Our total net sales reached US$37.3 million for the fiscal year ended June 30, 2008, up $6.9 million from US$30.4 million for the fiscal year ended June 30, 2007 and US$30.4 million for the fiscal year ended June 30, 2007, up from US$22.6 million for the fiscal year ended June 30, 2006. Additionally, our total net sales for reached US$37.3 million for the year ended June 30, 2008 as compared to approximately US$30.4 million for the year ended June 30, 2007, an increase of approximately US$6.9 million or 23%.

Our Corporate Structure

We were incorporated in the state of Nevada on December 6, 2004 under the name RX Staffing, Inc. On August 9, 2007 we entered into that certain Share Exchange, pursuant to which Jpak became our wholly owned subsidiary. In connection with the Share Exchange, we changed our corporate name to Jpak Group, Inc. We function as a holding company and, through our subsidiaries, own 100% equity interest in Qingdao Renmin, our operating subsidiary.

Jpak was incorporated in the Cayman Islands on June 22, 2006 under the name Winner Dragon Limited. On September 18, 2006, Winner Dragon Limited was renamed Jpak Group Co., Ltd. In September 2006, Jpak completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak. Substantially, all of our operations are conducted in China through
Qingdao Renmin. In July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.

Our Industry

We believe that the liquid food and beverage carton market in China is approximately 26 billion packages annually with sales of US$1.68 billion. We believe the key factor that will continue to drive the growth of the liquid food and beverage carton market in China is the rapidly increasing per capita consumptions of milk and non-carbonated beverages in the major coastal cities as well as the rural regions.

Based on studies we have completed, we believe the annual consumption in the Asian (excluding China and Japan) and Middle Eastern markets is estimated at 21 billion and 4 billion packages, respectively, with double digit annual growth rates expected in most countries. We attribute such growth to a steady increase in consumption of aseptic packaged milk and other beverage products. We also believe that multinational suppliers currently supply nearly 90% of aseptic packaged milk and other beverage products, whilst domestic suppliers supply the remaining 10% of the liquid food and beverage packaging market in China.

Our Growth Strategy

We strive to consolidate our market leader position among domestic liquid food and beverage aseptic carton suppliers and intend to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

Increasing output to further penetrate the China market.

We are continuing our efforts to increase our production output as well as widen the range of aseptic carton products to further penetrate the packaged milk and other liquid food and beverage markets in China.

Offering bundled packaging materials and filling machines.

We are developing aseptic liquid filling machines to augment the sales of our aseptic carton packaging products, enabling us to offer a complete packaging solution as well as increase per customer sales.

Increasing sales to selective Asian and other markets.

We are aggressively pursuing Asian, Middle Eastern, , Russia, Eastern European and other markets to increase market penetration via direct sales and channel partnerships in selective countries.

Establishing brand names and brand awareness.

We are continuing to establish a strong corporate identity as well as enhance our product brand names and brand awareness to enhance an accelerated adoption of our existing and new products.

Our Products

We provide a wide variety of aseptic liquid food and beverage carton products intended to address the needs of our customers.

Aseptic Packaging Technology

We use aseptic packaging technology in our products. An aseptic liquid food and beverage processing and packaging ensure that the packaged contents and packaging materials are free of harmful bacteria and microorganisms in a closed, sterile production environment under ultra high temperature treatment.

Our cartons are designed and constructed for processing under aseptic conditions, keeping the liquid foods and beverages safe, fresh and flavorful without refrigeration or preservatives during storage, and allowing the liquid food and beverages to retain their nutrition, taste, texture and color.

Liquid Food and Beverage Cartons

Our aseptic liquid food and beverage cartons are made of multiple layers of polyethylene, paper board, and aluminum materials which are intended for the packaging of milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and others. Aseptic cartons are available in brick or pillow shapes in standard and slim formats, with various filling volume specifications.

Aseptic Carton Features and Advantages

Our aseptic liquid food and beverage cartons are produced with several proprietary, core product and process technologies which enable the packaging materials to have many distinctive features and advantages, including:

●	Aseptic packaging materials keep the liquid foods and beverages safe, fresh, and flavorful.

●	Cartons ensure the packaged contents are free of harmful bacteria and microorganisms.

●	Multi-layered materials are moisture-, air- and light-proof, allowing the packaged contents to retain their original nutrition, taste, texture and color.

●	Aseptic packaged materials allow liquid foods and beverages to be stored for a long period of time without refrigeration and preservatives.

●	Special printing process makes the carton package printing attractive and eye-catching.

●	Durable packaging materials are suitable for long distance shipping and handling.

●	A variety of shapes, forms and volume specifications to suit the various packaging needs.

●	Packaging materials of used and discarded cartons are renewable and recyclable.

Manufacturing

           Our manufacturing and operations facility is 18,000 square meters with a current annual production output of up to two billion aseptic liquid food and beverage cartons. Our production facility is equipped with both imported and self-developed equipment and machines, including printing production lines, coating/forming processing lines, and other cutting and processing equipment.

We have established a stringent quality assurance system that is in conformance with ISO9001:2000, Aseptic Liquid Food Packaging Standards, and Food Safety and Management Requirements. We have obtained the certificates of ISO9001-2000, HACCP Food Safety and Management System as well as Advanced Technology and Product Enterprise.

We believe that our current production wastage ratio is one of the lowest in the industry. We are striving to minimize the wastage by enhancing online testing procedures, employee training as well as improving equipment and fixture efficiency.

Suppliers

Raw materials and supplies are generally procured from domestic suppliers, including paper materials, polyethylene materials, aluminum materials, and other materials. We rely on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components. We do not have any long-term or exclusive purchase commitments with any of our suppliers.

Sales, Customers and Marketing

We sell and distribute our aseptic liquid food and beverage cartons directly to our customers who are manufacturers and suppliers of packaged milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and other liquid foods and beverages throughout China.

We are developing and expanding our customer base via distributors in selective Asian and the Middle Eastern countries to target manufacturers and suppliers of packaged milk, fruit juices, iced tea and other non-carbonated drinks.

We conduct our marketing activities to further penetrate the China market and to enter selective Asian and Middle Eastern markets, including: attending industry trade shows, advertising in industry publications, using internet marketing, collaborating with the government as well as increasing brand and brand awareness.

Competition

China Market

 The aseptic liquid food and beverage carton market in China is dominated by Tetra Pack, followed by SIG, both multi-national suppliers with a combined 90% of the market share. Tetra Pack provides packaging materials, packaging machines and processing solutions for the food and beverage industries. Worldwide, it is the dominant market leader in these industries. SIG is a Swiss public company that provides food and beverage carton and plastic bottle packaging materials and filling machines. In 2006 it had an estimated worldwide sales of 1.3 billion Euros. Domestic suppliers currently have an estimated 10% of the China aseptic carton market and have been gaining market shares from Tetra Pack and SIG. These gains have been primarily due to their lower offering price with comparable products. While domestic suppliers have penetrated the non carbonated soft drink carton market, the higher growth milk carton market continues to be dominated by Tetra Pack and SIG.

         We believe we currently lead the domestic suppliers with an annual production output of two billion packages. We plan to expand our production capacity and increase our market penetration with a bundle of sales of aseptic cartons and liquid filling machines to our existing and new customers.

Asian and Middle Eastern Markets

          Tetra Pack dominates the aseptic carton packaging materials and filling machines as well as the liquid food and beverage processing markets in most of the Asian and Middle Eastern countries. Since 2004, SIG has established manufacturing plants in Thailand, Vietnam and Saudi Arabia and has taken market shares from Tetra Pack in these regional markets.

          With the exception of China, where alternative domestic suppliers exist, Tetra Pack and SIG are not challenged by other suppliers in most Asian and Middle Eastern markets. China based suppliers however, like us, are beginning to enter these markets. Collectively, we are expected to capture a portion of the market share over the course of the next few years.

Our Competitive Strengths

Leveraging our competitive strengths, we believe that we have established ourselves as a leader among domestic suppliers in China and are in a strong position to challenge the dominant market positions held by other suppliers. We are aggressively penetrating the aseptic carton market and expect to take significant market shares within next few years. Our competitive strengths include:

Expedited development and time-to-market capability.

We have demonstrated our ability to timely develop and bring to market a line of aseptic carton products within an eighteen 18 month time frame. We will continue capitalizing on this capability for our newly developed products.

Substantially lower manufacturing system cost.

We have developed a complete manufacturing system for the production of aseptic cartons at a cost that we believe to be significantly lower than the industry’s average. We believe that this significant cost saving makes our products the most price-competitive in the market.

Significantly reduced direct cost and lower price.

We have developed proprietary product and process technologies that allow for minimal production wastage and we believe one of the lowest direct costs in the industry, collectively giving us a critical competitive edge and thus allowing us to offer attractive prices to customers.

High product quality and proven market acceptance.

Our aseptic carton products are proven to be comparable to those of Tetra Pak and SIG and are well-received by our customers.

Experienced and cohesive management team for rapid growth.

Most key executives have been with us and working together for over 20 years. This experienced and cohesive management team is committed and ready to rapidly grow our business.

Intellectual Property

We develop our own proprietary product and process technologies for the aseptic carton packaging materials. We have filed a total of 22 patents on material structure, production equipment fixtures, testing equipment and have been granted seven patents with another 15 pending. Our seven issued patents expire between April and November 2015.

We have submitted two registered trademark applications, one of which has been accepted by the State Administration for Industry and Commerce of China. We are in the process of submitting another registered trademark application.

Government Regulation

The PRC government regulates the printing and packaging industry. This section summarizes the principal PRC regulations relating to our businesses:

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under our authority, including the General Administration of Press and Publication, or GAPP, the State General Administration of the Quality Supervision, Inspection and Quarantine (“AQSIQ”), the State Administration for Industry and Commerce (“SAIC”), and their respective authorized local counterparts.

Regulations on Printing and Manufacturing of Food and Beverage Packaging Products

The principal regulations governing printing and manufacturing of food and beverage packaging products in China consist of the Regulations on the Administration of Printing Industry, the Interim Rules on Establishment of the Foreign Invested Printing Companies, the General Specification on the Manufacturing License of Food Packaging Products, Vessel, Tools and Other Products. Below is a summary of relevant provisions of these regulations.

Regulations on the Administration of Printing Industry

On August 2, 2001, the State Council enacted the Regulations on the Administration of Printing Industry, or Printing Regulations. Such Printing Regulations set forth detailed requirements on the qualification and operations of the operators of printing industry. Under the Printing Regulations, the operators of printing industry shall obtain the operating license, such as the “License for Printing Operations”. Our subsidiary, Qingdao Renmin, has been granted a License for Printing Operations issued by the Shandong Provincial Bureau of Press and Publication that allows Qingdao Renmin to operate the printing business. Qingdao Renmin has also obtained a License for Special Industry issued by the Qingdao Municipal Bureau of Public Security on August 9, 2001. However, such License for Special Industry has not been required for the printing industry since the promulgation of the Decision of the State Council on the Enactment of Administrative Licensing for the Expressly Reserved Items Subject to Administrative Examination and Approval Rules on June 29, 2004.

General Specification on the Manufacturing License of Food Packaging, Vessel, Tools and Other Products

Pursuant to the General Specification on the Manufacturing License of Food Packaging, Vessel, Tools and Other Products, or General Specification, promulgated by AQSIQ on July 18, 2006 and came into enforcement on the same day, the food and beverage packaging products must meet certain quality standards and the operators of the food packaging shall obtain a Manufacturing License from the AQSIQ. Such General Specification sets forth the detailed examination and approval procedures for applying the Manufacturing License, which include five steps to obtain the license: (i) preliminary examination at the local counterpart of AQSIQ, (ii) testing manufacturing, (iii) on-the-spot verification, (iv) examination of sample product and (v) the final approval and issuance of the license. We have obtained the Manufacturing License issued by AQSIQ in April 2007.

Regulations on Foreign Invested Printing Companies

Foreign invested printing companies are specifically governed by the Interim Rules on Establishment of the Foreign Invested Printing Companies, jointly promulgated by the GAPP and the Ministry of Commerce of China, or MOFCOM, in 2002 in accordance with the Law on Sino-Foreign Equity Joint Venture (2001), the Law on Sino-Foreign Contractual Joint Venture (2000), the Law on Wholly Foreign-Funded Enterprises (2000) and the Regulations on the Administration of Printing Industry.

The Interim Rules on Establishment of the Foreign Invested Printing Companies allow and encourage the establishment of the sino-foreign equity joint ventures and wholly foreign-funded enterprises engaged in the printing business of packaging products. Furthermore, such sino-foreign equity joint ventures and wholly foreign-funded enterprises shall also obtain the License for Printing Operations to operating the printing business in China, in accordance with the Regulations on the Administration of Printing Industry and other applicable laws and regulations.

We have applied and updated the License for Printing Operations for Qingdao Renmin since its 88.23% equity interests have been acquired by Grand International and subsequently transformed into the sino-foreign equity joint ventures.

Research and Development

Development focus.

Our research and development effort focuses on developing proprietary technology in aseptic packaging materials and liquid filling machines to meet the growing market demand. Our research and development expenditures were approximately US$1.30 million and US$1.28 million for the fiscal years ended June 30, 2008 and 2007, respectively.

Research team.

We have an experienced and multi-disciplined research and development team of engineers and technicians with a proven track record working with aseptic packaging materials and machinery.

Laboratory equipment.

Our research and development center has 6 laboratories and is built with state-of-the-art laboratory equipment for experiments on, but not limited to, packaging printing, plastic materials, aluminum materials, compound material strength, microorganism assessments and trial filling processing.

Projects and partnerships.

We currently have 22 research and development projects ongoing, 4 of which are classified as “Focused Innovative Technology Development Projects” by Qingdao City. We have formed numerous strategic research and development partnerships with educational institutions, research institutions, material suppliers, machinery builders and liquid food and beverage manufacturers.

Product Pipeline.

We have a continuous pipeline for (i) new products for aseptic liquid food and beverage carton packaging materials, (ii) current product extension and (iii) new product. In our efforts to develop our own line of liquid food and beverage filling machines, we launched a prototype of our liquid filling machine in the fourth quarter of 2008 and are hoping that after consumer testing, we can have a market launch date by the second quarter of 2009.

Employees

As of June 30, 2008, we had 316 employees, consisting of 186 in manufacturing and operation, 37 in research and development, 20 in sales and marketing and 73 in general and administrative. All of our employees are full-time employees.

None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Description of Property

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Qingdao Renmin currently owns land use rights to approximately 277,480 square meters of land consisting of manufacturing facilities, employee quarters and office buildings in Qingdao, China. Qingdao Renmin holds four State-owned Land Use Rights and the Building Ownership Certificates for the land use rights and buildings owned by it. On the State-owned Land Use Rights and the Building Ownership Certificate (No.: Qing Fang Di Quan 3738), State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 14621) and State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 45171), there is a note stating that because the information of the land is incomplete, the land use right registration is pending. On the State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 19508), the type of the land use right is shown as allocated, meaning that no consideration needed to be paid for the land use right.

We intend to expand our manufacturing facility over the next few years but believe that we currently have enough land to satisfy such expansion.

HOW YOU CAN FIND ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

You may send a request for a paper copy to our outside securities counsel: Leser, Hunter, Taubman & Taubman, c/o Jpak Group, Inc. 17 State Street, Suite 2000, New York, NY 10004.

ITEM 1A.                      RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

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

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  Our indebtedness aggregated approximately US$12.6 million as of June 30, 2008. As a result, we are subject to the risks associated with significant indebtedness, including:

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management at June 30, 2008, our disclosure controls were deemed deficient, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Initially, due to staffing and resource constraints, a material weakness became evident to management in its December 2007 evaluation regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our SEC filings. This material weakness caused us to be late in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007. In our quarterly report for the quarter ending September 30, 2007, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements.  In addition, this lack of staffing and resources led to a misstatement in our financial statements.

Based on the evaluation done by our management as of June 30, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Restated financial statements for the year ending June 30, 2007 will be included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again and that the financial statements for the quarter ending March 31, 2008 must be restated, these restated financial statements shall be included in an amendment to each such quarterly report that we will  file; these revisions however, impacted the financial statements for the quarter ended September 31, 2007 and as a result, we shall file an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

Our future employee stock option plan or stock ownership plan involving any PRC domestic individual will be subject to the administration of foreign exchange in the PRC . In accordance with the Measures of Administration on Foreign Exchange of Individuals promulgated on December 25, 2006 (the “Measures”) and the Implementing Rules of the Measures of Administration on Foreign Exchange of Individuals (the “Implementing Rules of Measures”), which became effective in February 2007, a PRC domestic individual (i.e., a Chinese citizen as defined) who participates in the employees stock option plan or stock plan of an overseas listed company shall conduct foreign exchange related affairs upon the prior approval of SAFE and/or its local branch through its employer or a PRC agency. The dividends of the shares or proceeds received from sale of shares under the stock option plan or stock ownership plan in foreign exchange by such PRC domestic individual shall be remitted and deposited into the special onshore foreign currency bank account in the PRC opened by the employer or the PRC agency. Furthermore, following the Implementing Rules of Measures, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company (Hui Zong Fa [2007] No. 78, the “Circular 78”) on April 6, 2007. Circular 78, which introduces a number of new and highly restrictive requirements, applies to any employee stock option plan or stock ownership plan offered by a PRC or non-PRC company whose shares are listed on an overseas stock exchange. Given these PRC regulations, if we approve and implement any employee stock option plan or stock ownership plan which will involve any PRC domestic individual, the SAFE registration for such PRC domestic individual participating in the employee stock ownership plan or stock option plan shall apply and be required. Nevertheless, Circular 78 only applies to the overseas listed company other than an overseas private company and as a result, the incentive stock option granted by Joyrich Group Limited and Fabregas Group Limited, shareholders of our company and private companies, to PRC residents do not fall into such SAFE registration under Circular 78. Currently it is silent in terms of PRC statutory requirements with respect to the PRC domestic individuals participating in employee stock ownership plan or stock option plan of an overseas private company, since there are no applicable PRC laws or regulations. It is unclear how future regulations will impact the incentive stock options granted by by Joyrich Group Limited and Fabregas Group Limited.

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

Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of September 25, 2008, we had approximately 44,355,461 shares of common stock outstanding (assuming conversion of our outstanding Series A and Series B preferred stock). We also have warrants to purchase approximately 21,073,334 shares of our common stock outstanding. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. In addition, we have agreed to file a registration statement covering the sale of the shares of our common stock underlying the securities issued in the recent financing transaction, which shares will be freely tradable following the effective date of such registration statement. Certain of our shareholders holding an aggregate of 23,005,000 shares of our common stock (including shares held in escrow as described herein) have agreed that, for a period of six months following the effectiveness of the registration statement for which this prospectus forms a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement (defined herein), including consent by the investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common Stock. In addition, for a period of 12 months following such six month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period. If a significant portion of our shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Although we are not an accelerated or large accelerated filer, we are voluntarily disclosing that we received comments from the SEC regarding our Registration Statement on Form S-1.  We filed our response to such comments, along with an amendment to our S-1 on August 5, 2008, but received additional comments thereafter.  We are now filing a response and related amended filings pursuant to the SEC’s latest comments.   The SEC’s most important comment relate to how we value and account for the warrants issued pursuant to our 2007 private financing.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate executive offices are located at 15 Xinghua Road, Qingdao, Shandong Province, 266401, People’s Republic of China.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Qingdao Renmin currently owns land use rights to approximately 277,480 square meters of land consisting of manufacturing facilities, employee quarters and office buildings in Qingdao, China. Qingdao Renmin holds four State-owned Land Use Rights and the Building Ownership Certificates for the land use rights and buildings owned by it. On the State-owned Land Use Rights and the Building Ownership Certificate (No.: Qing Fang Di Quan 3738), State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 14621) and State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 45171), there is a note stating that because the information of the land is incomplete, the land use right registration is pending. On the State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 19508), the type of the land use right is shown as allocated, meaning that no consideration needed to be paid for the land use right.

We intend to expand our manufacturing facility over the next few years but believe that we currently have enough land to satisfy such expansion.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Our common stock commenced trading on the Over-The-Counter Bulletin Board on August 15, 2007 and trades under the symbol “JPAK.OB.”

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market.

Transactions in our common stock have been sporadic and do not constitute an active market. Prior to the Share Exchange our shares of common stock did not trade publicly.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2007, the first quarter during which our common stock was listed on an exchange.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2007	$1.40	$0.65
Quarter ended December 31, 2007	$1.65	$1.11
Quarter ended March 31, 2008	$1.80	$1.30
Quarter ended June 30, 2008	$1.56	$0.95

At September 25, 2008, the closing bid price of the common stock was $0.45 and we had approximately 29 record holders of our common stock, 3  record holders of our Series A Preferred Stock and 3 record holders of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

There are Series A warrants to purchase 5,500,000 shares common stock at $0.60 per share and Series B warrants to purchase 5,500,000 shares at $0.70 per share; these warrants were issued to investors on August 9, 2007 and expire in 2013. There are also warrants to purchase 990,000 shares of common stock at $0.50 per share, which were issued to the placement agent in the Financing. The placement agent warrants will expire in 2011.

There are Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of US$0.72 per share and Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants were issued to investors on December 28, 2007 and expire in 2013. There are also warrants to purchase 750,000 shares of common stock at $0.60 per share, which were issued to the placement agent in the exercise of the Series J Warrants. The placement agent warrants will expire in 2011.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Description of Equity Compensation Plans

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plans in the future.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On August 9, 2007, we issued 23,005,000 shares of common stock in exchange for all of the issued and outstanding shares of Jpak Group Co., Ltd, (“Jpak”).

On August 9, 2007, we became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International Industrial Limited and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes (the “Financing”) in the aggregate principal amount of US$5.5 million to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes automatically converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”. The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of this registration statement.

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

None of the above transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC.

In April 2008, we engaged TriPoint Capital Advisors, LLC to provide us with business development and U.S. corporate compliance services. The initial term of the agreement is one year.  Pursuant to the agreement, TriPoint shall receive 300,000 shares of our restricted common stock – all of which was issued on July 14, 2008, with 175,000 vesting immediately and the remainder to vest in equal installments of 75,000 every 90 days thereafter - in consideration for their services. The shares were valued at $0.30 per share, the closing bid price for shares of our common stock on the date of issuance. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

ITEM 6.                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.  Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

We did not conduct any operations during periods up through the date of the Share Exchange. However, we have included elsewhere in this filing the historical consolidated financial statements of Jpak and its subsidiaries, which we own as a result of the Share Exchange. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this filing. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the year ended June 30, 2008.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.  This discussion contains forward-looking statements based on current expectations, which involve uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.  Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe we are the largest and leading domestic supplier of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have recently begun contract manufacturing products for export to several other countries.

Company History

Qingdao Renmin commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. Management completed the buyout of 88.23% of the state-owned equity interest in 2004, and in the same year started the development of aseptic liquid food and beverage cartons which was launched in the China market in 2005.

On June, 22, 2006, Jpak was incorporated in the Cayman Islands as Winner Dragon Limited. Winner Dragon Limited and was renamed Jpak Group Co., Ltd. on September 18, 2006. Additionally, during September 2006, Jpak completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak. Currently, substantially, all of our operations are conducted in China through Qingdao Renmin.

In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

The Share Exchange and the Financing

On August 9, 2007, we completed the Share Exchange, pursuant to which all the shares of Jpak were transferred to us and Jpak became a wholly-owned subsidiary of ours, and at the same time the shareholders of Jpak were issued 23,005,000 shares of our common stock. The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction will reflect Jpak’s operations.

On August 9, 2007, we became a party to the Note Purchase Agreement (“NPA”) by and among the Company, Jpak, Grand International and the Investors. The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, we also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013, (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share. The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement registering for resale the shares of common stock underlying the securities issued pursuant to the NPA. Finally, we also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On August 9, 2007, we also entered into a Registration Rights Agreement (“RRA”) with the Investors. Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Registrable Securities: Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed this registration statement to fulfill our obligations under the RRA on November 9, 2007. We are subject to certain monetary obligations if this registration statement is not declared effective by the SEC by March 31, 2008; the last pre-effective amendment was filed on September 24, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

In addition to the Share Exchange, and the RRA, on August 9, 2007, we also entered into a Securities Escrow Agreement with the Investors, the principal stockholders named therein and the escrow agent named therein. Under the Escrow Agreement, the Principal Stockholders agreed to place an aggregate of 7,200,000 shares of Common Stock into escrow for the benefit of the Investors in the event the Company fails to achieve net income for the fiscal year ended June 30, 2008 of at least US$3.955 million.

On December 28, 2007, the holders of our outstanding Series J Warrants exercised such warrants in full for aggregate gross proceeds of US$5.0 million to us. Upon exercise of the Series J Warrants and pursuant to their stated terms, we issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of our Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of US$0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

In connection with such exercise, the holders of the Series J Warrants agreed not to exercise their demand registration rights with respect to the shares of our common stock underlying the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants during the period beginning on the date of exercise of the Series J Warrants and ending on the ninetieth (90th) day following the effective date of this prospectus.

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013, and the deadline for effectiveness of the related registration statement was extended to March 31, 2008.

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.

In addition, the recent rising commodity price has a significant impact on our profits.  If the price of raw material including paper and Polypropylene (“PPE”) continue to rise, we may not be able to maintain the same gross margin.

Due to China’s new anti-monopoly laws, some of our larger competitors decreased the amount of bundled products they offer.  Although this may cause such competitors to lower their price points, we believe it will allow us to be more competitive with them.  Since the sale of bundled products still maintains a large market share, we will continue to try and compete in the offering of bundled materials and equipment.

Recent milk scandal and its effect on Jpak

In September 2008, the Chinese health ministry announced that several babies died in recent months and thousands were sickened by contaminated milk formula powder.  The authorities have confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertiliser. Adding the chemical to the milk makes the formula test at higher concentrations of protein.

The tainted milk powder was traced to the Sanlu Group, one of China's biggest dairy producers, which operates as a joint venture with a New Zealand-based dairy conglomerate, Fonterra.  Further investigation revealed that milk formula powder produced by dozens of other dairy producers were also contaminated.

We have been focusing strongly in the dairy packaged segment in recent years as it brings higher margins than the fruit juice market. Due to the above milk scandal, our recently developed relationship with Sanlu and orders from them has been cancelled. Orders from Taizinai and Yinying, two of our other customers, have also fallen.

           Between January and August 2008, the total volume for beverage cartons was 900,000,000 packs, 360,000,000 of which were diary related.  70% of our clients are dairy or related and account for approximately 45% of our sales.
Management is currently evaluating the impact that the milk scandal will have on our business and operations and is taking every action necessary to minimize the impact.

Strategy

 Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

•	Increasing output to further penetrate the China market;
•	Offering bundled packaging materials and liquid filling machines;
•	Increasing sales to selective Asian and other markets;
•	Continuing and increasing the recent orders from Russia and other Eastern European markets;
•	Establishing brand names and brand awareness; and
•	Enhance the Company’s competitive advantages through R&D.

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main business of this joint venture is to research and develop filling machines.  We are progressing with related technology and techniques and the filling machines are still in the development period. Management is formalizing its strategies for the filling machines, but hopes for a market launch date by the second quarter of fiscal 2009.

In addition, we successfully developed packaging which can be used in the filling machines created by SIG.  Management believes this new packaging will be able to increase our revenue significantly.  The packaging will also enjoy a relatively higher gross margin.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased the annual capacity from 2 billion packs last year to approximate 3.5 billion packs currently.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we decreased the scrap percentage and lowered our costs.

We expanded our market by increasing the number of transactions with existing key clients and new clients; during fiscal 2008, we gained a number of additional clients.  We recently began receiving orders from customers in Russia and Eastern Europe, who currently only account for a small amount of our total sales, but we intend to expand the amount of customers in these regions. Management also believes we are well positioned to attain new strategic clients in the coming year with our new filling machines and SIG packaging.

Results of Operations

Comparison of results for the fiscal year ended June 30, 2008, to the fiscal year ended June 30, 2007

Year Ended June 30	2008	2007
Sales	$37,263,624	$30,438,550
Cost of sales	$27,379,350	$23,556,328
Total expenses	$6,054,118	$4,693,147
Other income (expense)	$(24,945)	$(224,478
Income taxes	$-	$263,870
Minority interest	$(1,460)	$-
Net income	$3,806,671	$1,700,727
Beneficial conversion feature related to issuance of series A&B convertible preferred stock convertible preferred stock	$(3,875,079)	$-
Foreign currency translation adjustment	$2,109,409	$366,698
Comprehensive income (Loss)	$2,041,001	$2,067,425

Sales.  Total sales were approximately US$37.2 million for the fiscal year ended June 30, 2008 as compared to approximately US$30.4 million for the fiscal year ended June 30, 2007, an increase of approximately US$6.8 million, or 22.4%. Besides the factor of the appreciation of RMB to US$, the sales increased by 13.9% for the year ended June 30, 2007. The increase resulted from increased sale of our products to major key clients as well as to new customers in 2008. The sales to two key clients for the year ended June 30, 2008 increased by US$1.9 million comparing to that for the year ended June 30, 2007. The increase of new customers was mainly due to shifting of the product lines from traditional printing and packaging to aseptic liquid food and beverage cartons. There were 18 new customers solely for aseptic products in 2008 as compared to 2007 and the amount of increased sales for the 18 new customers was US$1.8 million. Existing customers for aseptic products accounted for the remaining US$3.1 million increase in sales for 2008 as compared to 2007.

Cost of Sales.  Cost of sales for the fiscal year ended June 30, 2008 was approximately US$27.4 million, or 73.5% of sales, as compared to US$23.6 million, or 77.4% of sales, for the fiscal year ended June 30, 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. There was no significant change in cost of sales to sales for 2008 and 2007. The slight change was due to less scrap percentage than the expected percentage, more efficient use of the materials, as well as less unit cost of fixed cost under the enlarged production. Our management is investing in more research and development expenses for improving the cost of sales to sales percentage.

Operating Expenses. Selling, general and administrative expenses were approximately US$6.0 million for the fiscal year ended June 30, 2008 as compared to approximately US$4.7 million for the fiscal year ended June 30, 2007, an increase of approximately US$1.3 million, or 27.7%. The increase was primarily due to an increase in general and administrative expenses by US$0.9 million for 2008, as compared to 2007, as a result of listing as a public company in the United States.

Although increase in sales of approximately US$6.8 million, the sales and sales related expenses decreased by $196,015. Selling expenses primarily consist ofadvertising, promotional and other sales and marketing expenses, salaries, commissions, and benefits for our sales and marketing personnel. The decrease of selling expenses was mainly due to the travelling expense of the sales staff that decreased by 69%, which was the result of the company strengthening the control of after sales service. We expect that our selling expenses will increase in absolute terms in the near future as we increase our sales efforts, expansion of the markets to more markets, hire additional sales personnel, and initiate additional marketing programs.

Income Taxes. We are not subject to any income taxes in the United States or the Cayman Islands. Under the Interim Regulations of the People's Republic of China on Enterprises Income Tax effective from January 1, 1994 to December 31, 2007 and the Income Tax Law of the People's Republic of China for Foreign Investment Enterprises and Foreign Enterprises effective from July 1, 1991 to December 31, 2007, a company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments with the following “tax holidays”: If the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, with an operation of 10 years or more, it enjoys a two-year income tax exemption from the year that it is profitable and a 50% income tax reduction for the following three years ( the “2-3 tax holiday”).

Our subsidiary, Qingdao Renmin has been a domestic limited liability company since May 24, 2001 and has been subject to an income tax at an effective rate of 33%. However, since September 7, 2006, as a result of our acquisition, Qingdao Renmin is now a foreign investment enterprise and started to enjoy the 2-3 tax holidays.

On March 16, 2007, the PRC promulgated a new income tax law for enterprises that have become effective on January 1, 2008. Under the new income tax law, a company incorporated in the PRC will be generally subject to an income tax at an effective rate of 25%. In accordance with the new tax law, Qingao Renmin may continue to enjoy the 2-3 tax holidays that it currently enjoys as a foreign investment enterprise subject to the regulations to be promulgated by the State Council of the PRC.

Net income.  Net income was approximately US$3.8 million for the fiscal year ended June 30, 2008 as compared to net income of approximately US$1.7 for the fiscal year ended June 30, 2007, an increase of US$2.1 million. The increase was primarily attributed to the increase of sales and increase of profit margin of products.

Foreign currency translation adjustment: Our reporting currency is the US dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 2.1 million as of June 30, 2008 as compared to US$0.4 million as of June 30, 2007. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.854 RMB to 1.00 US dollar as compared to 7.6 RMB at June 30, 2007. The equity accounts were stated at their historical rate. The averagetranslation rates applied to income statement accounts for the fiscal years ended June 30, 2008, and June 30, 2007 were RMB 7.263 and RMB7.81, respectively.

Comprehensive Income.  The comprehensive income, which adds the currency adjustment to Net Income, were US$2.0 million for the year ended June 30, 2008, as compared to the comprehensive income of US$2.1 million for the year ended June 30, 2007, an decrease of US$0.1 million.  The decrease was primarily due to the beneficial conversion feature related to issuance of Series A and Series B convertible preferred stock, which amounts to a negative US$3.9 million.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital totaling approximately US$12.3 million, including cash and cash equivalents of US$7.2 million.

Net cash provided by operating activities was US$0.9 million for the fiscal year ended June 30, 2008, which was mainly due to the addition of other receivables and advance payments and reduction of accounts payable. Net cash used by US$1.8 million for the fiscal year ended June 30, 2007 was mainly due to reduction of accounts payable, accrued expenses and other payables.

Net cash used in investing activities for the fiscal year ended June 30, 2008 totaled US$3.6 million and related primarily to the purchase of property and equipment at US$ 4.4 million less the disposal of machinery with the net book value of 0.7 million. Net cash used in investing activities for the fiscal year ended June 30, 2007 totaled US$6.9 million and related to the purchase of property and equipment and acquisition of the outstanding equity of Qingdao Renmin not owned by us..

Net cash provided in financing activities for the fiscal year ended June 30, 2008 was US$4.6 million. Net cash generated in financing activities for the fiscal year ended June 30, 2007 totaled US$12.2 million. The decrease in the 2008 period was primarily the result of a decrease in capital contributions, and no proceeds from the sale of the convertible notes in 2008 compared to 2007.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of June 30, 2008, we had an aggregate principal amount of US$3.1 million outstanding under the loan agreements, which amounts mature from January 2009 to May 2009 and accrue interest at 7.47%. The loan agreements contain customary affirmative and negative covenants. As of June 30, 2008, we were in material compliance with the terms of our loan agreements.

Since the principal amount of US$4.1 million will fall due between January 2009 and May 2009, we will either repay the term loan or renew the loan according to the financial position and cashflow position as at the maturity date of the term loan. Since the financial and cashflow position is strengthening as compared for the last year, we will repay some of the term loan, provided that that there is no additional working capital requirement.

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

Inventory.

Our provision for inventory write-downs is based on our best estimates of (i) product sale prices, (ii) customer demand patterns, and (iii) our plan to transition products. However, since we operate in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, and rapid technological advances it is foreseeable that the estimates used by us to determine its provisions for inventory write-downs will be materially different from the actual amounts or results. Such differences could result in higher than expected inventory provisions and related costs, which could have a materially adverse effect on our results of operations and financial condition in the near term.

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the fiscal year ended June 30, 2008.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS

JPAK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.:

We have audited the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and omprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPAK Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
September 9, 2008

JPAK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	June 30,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$7,218,904	$4,938,200
Accounts receivable, net of allowance for doubtful accounts of $45,359
and $38,945 at June 30, 2008 and June 30, 2007, respectively	9,026,455	8,583,396
Inventory	5,420,631	3,393,896
Other receivables	1,131,511	-
Prepaid expenses and other current assets	96,751	772,792
Advance payments	1,367,622	-
Deferred financing costs, net	-	405,072
Total Current Assets	24,261,874	18,093,356

PROPERTY AND EQUIPMENT, NET	11,660,063	7,935,920

Total Assets	$35,921,937	$26,029,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,598,732	$4,634,457
Trade notes payable	3,784,956	526,000
Convertible notes	-	5,500,000
Short term bank loans	3,063,900	4,812,900
Current portion of long-term debt	1,263,786	-
Other payables	259,861	65,378
Total Current Liabilities	11,971,235	15,538,735

LONG-TERM DEBT	655,091	2,008,893

MINORITY INTEREST	105,690	-

Total Liabilities	12,732,016	17,547,628

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding at June 30, 2008	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized 24,505,000
and 23,005,000 shares issued and outstanding at June 30 2008 and 2007	24,505	23,005
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding at June 30, 2008	500	-
Series A Preferred Shares	2,484,226	-
Series B Preferred Shares	1,390,853	-
Warrants	4,634,678	-
Placement Agent Warrants	1,172,487	-
Additional paid-in capital	11,048,604	5,676,259
Retained earnings	(562,030)	1,896,256
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,647,528	538,119
Total Stockholders’ Equity	23,189,921	8,481,648

Total Liabilities and Stockholders’ Equity	$35,921,937	$26,029,276

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2008		2007

SALES		$37,263,624	$30,438,550

COST OF SALES		27,379,350	23,556,328

GROSS PROFIT		9,884,274	6,882,222

OPERATING EXPENSES
Selling, general and administrative		6,054,118	4,693,147

INCOME FROM OPERATIONS		3,830,156	2,189,075

OTHER INCOME (EXPENSES)
Non-operating income		43,154	46,734
Interest Income		90,801	79,908
Interest expense		(356,589)	(449,014)
Non-operating expense		(21,644)	(48,641)
Government subsidy income		219,333	146,535

Total Other Income (Expenses)		(24,945)	(224,478)

INCOME BEFORE PROVISION FOR INCOME TAXES		3,805,211	1,964,597

PROVISION FOR INCOME TAXES		-	263,870

NET INCOME BEFORE MINORITY INTEREST		3,805,211	1,700,727

MINORITY INTEREST		(1,460)	-

NET INCOME		3,806,671	1,700,727

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE OF
SERIES A CONVERTIBLE PREFERRED STOCK		(2,484,226)	-

BENEFICIAL CONVERSION FEATUREE RELATED TO ISSUANCE OF
SERIES B CONVERTIBLE PREFERRED STOCK		(1,390,853)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS		(68,408)	1,700,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,109,409	366,698

COMPREHENSIVE INCOME		$2,041,001	$2,067,425

BASIC EARNINGS PER SHARE	$	( .00)	$.07
DILUTED EARNINGS PER SHARE	$	( .00)	$.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC		24,341,066	23,005,000
DILUTED		44,620,358	29,085,831

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A		Series B		Allocation	Allocation			Commission	Commission			Accumulated
			Convertible preferred		Convertible preferred		of	of			Series A	Series B			Other		Total
	Common Stock		Stock		Stock		Series A	Series B		Placement	of	of	Additional	Retained	Compre-	Stock-
		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensiv	holders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity

Balance June 30, 2006	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,343,390	$ 535,675	$177,936	$ 171,421	$ 6,251,427

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	332,869	-	-	-	332,869
															.
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,530,654	-	-	1,530,654

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	366,698	366,698

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	(170,073)	170,073	-	-

Balance June 30, 2007	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,676,259	$1,896,256	$348,009	$ 538,119	$ 8,481,648

Common stock issued in conjunction
with RX Staffing recapitalization	1,500,000	1,500	-	-	-	-	-	-	-	-	-	-	(1,500)	-	-	-	-

Proceeds of preferred shares
allocate on Aug 9, 2007	-	-	-	-	-	-	2,484,226	-	2,327,600	332,937	355,237	-	(5,500,000)	-	-	-	-

Proceeds of preferred shares
allocate on Dec 8, 2007	-	-	-	-	-	-	-	1,390,853	2,307,078	839,550	-	462,519	(5,000,000)	-	-	-	-

Series A & B convertible
preferred stock	-	-	5,608,564	561	5,000,000	500	-	-	-	-	-	-	-	-	-	-	1,061

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	11,181,010	(2,389,878)	-	-	8,791,132

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,806,671	-	-	3,806,671

Beneficial conversion feature related
to issuance of Series A convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,484,226	(2,484,226)	-	-	-

Beneficial conversion feature related
to issuance of Series B convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	1,390,853	(1,390,853)	-	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,109,409	2,109,409

Balance June 30, 2008	24,505,000	$24,505	5,606,564	$ 561	5,000,000	$ 500	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,230,848	($ 562,030)	$348,009	$2,647,528	$23,189,921

The accompanying notes are an integral part of these consolidated financial statements

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
.A Net Income	$3,806,671	$1,700,727
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Minority interest	(1,460)	-
Depreciation and amortization	1,048,719	824,614
Loss (Gain) on disposal of fixed assets	(10,955)	29,018
Bad debt expense	2,029	25,235
Changes in assets and liabilities:
Accounts receivable	466,883	915,768
Inventory	(1,561,951)	(899,953)
Restricted cash for trade notes repayment	-	993,658
Other receivables	(1,067,840)	-
Prepaid expenses and other current assets	686,148	(710,974)
Advance payments	(1,290,664)	-
Accounts payable and accrued expenses	(1,390,329)	(2,114,928)
Advanced payment from customers	197,157	-
Other payables	(20,374)	(2,507,625)
Other current liabilities	-	(23,107)
Total Adjustments	(2,942,637)	(3,468,294)

Net Cash Provided By (Used in) Operating Activities	864,034	(1,767,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,702,732)	(1,808,675)
Additions to construction in progress	(696,586)	-
Proceeds from disposal of fixed assets	716,936	155,331
Proceeds from minority interest	101,202	-
Acquisition of Qingdao’s equity	-	(5,243,900)

Net Cash Used In Investing Activities	(3,581,180)	(6,897,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital	4,043,414	5,406,695
Issuance of trade notes payable	3,021,211	-
Repayment of trade notes payable	-	(343,281)
Issuance of convertible notes	-	5,500,000
Repayment of bank loans	(2,440,521)	-
Proceeds from bank loans	-	2,212,979
Repayment of shareholder loans	-	(47,387)
Deferred financing cost	-	(460,019)

Net Cash Provided By Financing Activities	4,624,104	12,268,987

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	373,746	44,029

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,280,704	3,648,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,218,904	$4,938,200

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of JPAK Group Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that the realization of losses on balances outstanding at year-end will be immaterial. The allowance for bad debts at June 30, 2008 and 2007 was $45,359 and $38,945, respectively.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2007 and 2008.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated are provided on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles                                                                              5 to 10 years
Furniture, machinery and equipment                             5 to 20 years
Buildings and improvements                                          40 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Expenditures for repairs and maintenance are expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statement of operations.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

REVENUE RECOGNITION

The Company derives its revenues primarily from sale of printed packaging products. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2008 and 2007 was $1,299,157 and $$1,280,466, respectively.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2008 and 2007.The standard corporate income tax rate has decreased from 33% to 25% with effect from January 1, 2008, when new Chinese tax law became effective.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency.  Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes and valuation of goodwill. Actual results could differ from those estimates

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believed there will be no material impact on the Company’s financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the non-controlling interest. SFAS No. 160 will be effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)”, to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

NOTE 3 – INVENTORY

Inventory at June 30, 2008 and 2007 consists of the following:
	June 30, 2008	June 30, 2007
Finished goods	$787,872	$571,357
Raw materials	4,011,065	2,206,420
Parts and supplies	66,599	41,280
Work in process	555,095	574,839
Total	$5,420,631	$3,393,896

NOTE 4 – ADVANCE PAYMENTS

The Company makes advances to certain vendors for inventory, equipment, and construction-in-progress. The advances on purchase of inventory amounted to $825,795 and $-0- as of June 30, 2008 and 2007. Additionally, the Company made advances on equipment purchases amounting to $541,827 and $-0- as of June 30, 2008 2007, respectively.

NOTE 5 – DEFERRED FINANCING COSTS

Costs related to obtaining the convertible notes are capitalized and amortized over the term of the related debt using the straight-line method, which is 12 months. Deferred financing costs at June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007
Deferred financing costs	$460,017	$460,017
Accumulated amortization	(460,017)	(54,945)
Net deferred financing costs	$-	$405,072

Amortization of deferred financing costs charged to operations for the years ended June 30, 2008 and 2007 was $405,072 and $54,945, respectively

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 consisted of the following:

	June 30, 2008	June 30, 2007
Buildings	$3,972,267	$3,533,677
Machinery and equipment	13,973,256	9,848,634
Subtotal	17,945,523	13,382,311
Less: Accumulated depreciation	7,023,582	5,446,391
	10,921,941	7,935,920
Add: Construction in progress	738,122	-
Total	$11,660,063	$7,935,920

Depreciation expense for the years ended June 30, 2008 and 2007 was $998,884 and $769,669, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	June 30, 2007
Accounts payable	$3,256,552	$4,066,655
Accrued expenses	342,180	567,802
Total	$3,598,732	$4,634,457

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 8 – TRADE NOTES PAYABLE

Trade notes payable consists of noncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of June 30, 2008 and 2007 was $3,784,956 and $526,000, respectively.

NOTE 9 - CONVERTIBLE NOTES

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

NOTE 10 – SHORT TERM BANK LOANS

Short term bank loans consist of the following:

	June 30, 2008	June 30, 2007
On September 7th 2006, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by August
27th, 2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$-	$867,900

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$-	$657,500

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which principal is to be paid in full by April 9th
2008. Interest is to be calculated using an annual fixed rate of
7.029% and paid monthly. The loan is secured by the company's equipment.	$-	$789,000

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by February 11th
2008. Interest is to be calculated using an annual fixed rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$-	$2,104,000

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed rate of 6.57% and paid monthly.
The loan is secured by the company's equipment.	$-	$394,500

NOTE 10 – SHORT TERM BANK LOANS (continued)

On January 29th 2008, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 29, 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's property and equipment.	$2,334,400	$-

On May 30th, 2008, the Company obtained a loan from China Industrial and
Commercial Bank, of which principal is to be paid in full by May 29th , 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's equipment.	$729,500	$-

Total short term bank loans	$3,063,900	$4,812,900

NOTE 11 – INCOME TAXES

JPAK Group Co., Ltd. was incorporated in the Cayman Islands. Under the laws of Cayman Islands, the Company is not subject to tax on income or capital gain.

The operating subsidiary Qingdao Renmin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Pursuant to FEIT Law, foreigninvested enterprises (“FIEs”) are subject to FEIT at a state tax rate of 30% plus a local tax rate of 3% on PRC taxable income. FIEs are also entitled to be exempted from FEIT for a 2-year period starting from their first profit-making year followed by a 50% reduction of FEIT payable for the subsequent three years, if they fall into the category of production-oriented enterprises with an operational period of more than 10 years in China. Qingdao Renmin started its tax holiday period on January 1, 2007, which will end on December 31, 2011.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company do not believe the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) enjoyed by them.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1,2008 to its foreign investor(s) shall be subject to WHT. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

NOTE 12 – LONG-TERM DEBT

As of June 30, 2008, the Company had an outstanding long-term debt of $1,918,877, including the current portion of $1,263,786. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

NOTE 13 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $ 356,359 and $ 63,835 for the years ended June, 2008 and 2007, respectively.

NOTE 14 – STATUTORY COMMON WELFARE FUND

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

Allocations to the discretionary surplus reserve, is approved in the shareholders’ general meeting. The Company did not provide a reserve for the welfare fund for the years ended June 30, 2008 and 2007, respectively.

NOTE 15 – RISK FACTORS

In the fiscal year 2008 and 2007, five vendors accounted for approximately 62% and 50% of the Company’s purchases.

In fiscal year 2008, five customers accounted for approximately 57% of the Company’s sales, while in fiscal year 2007, five customers accounted for approximately 50% of the Company’s sales.

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

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental information relating to the consolidated statements of cash flows:

	June 30, 2008	June 30, 2007

Cash paid for interest	$356,589	$449,014
Cash paid for income taxes	$-	$263,870

NOTE 18 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

	June 30, 2008		June 30, 2007

Net income		$3,806,671	$1,700,727

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(68,408)	1,700,727

Weighted average common shares
(denominator for basic income per share)		24,341,066	23,005,000

Effect of diluted securities:
Convertible preferred stock		7,551,914	1,500,000
Convertible notes		12,727,378	4,580,831

Weighted average common shares
(denominator for diluted income per share)		44,620,358	29,085,831

Basic net income (loss) per share	$	(0.00)	$0.07
Diluted net income (loss) per share	$	(0.00)	$0.06

NOTE 19 – ALLOCATION OF PROCEEDS FROM THE EXERCISE OF SERIES J WARRANTS

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement dated May 17, 2007) by and among the Company, JPAK, Grand International and the Investors. Pursuant to the NPA JPAK issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock.

Under the terms of the Notes, the company also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus becomes a part. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

As per SEC accounting and reporting manual on reverse merger, “costs of issuing equity securities are charged directly to equity as deduction of the fair value assigned to share issued.”

Accordingly, we believe the warrants issued to the placement agents are directly attributable to raising capital.  If we had not issued the warrants to the placement agent, we would have had to pay the same amount of cash as the fair value. Therefore, we have deducted the fair value of the placement agent warrants $839,550 and the financing commissions $462,519 from the proceeds of Preferred Shares of $5,000,000.

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

Furthermore, we allocated the remaining proceeds of $3,697,931 between investor warrants and Preferred Shares on a relative fair value basis.  The total value of investors warrants including incremental value of the original investors warrants and the value of Series B Preferred shares were $8,293,751 and $5,000,000 respectively.  Therefore, the Company allocated $2,307,078 and $1,390,853 to the investor warrants and preferred stocks respectively from the $3,697,931 remaining proceeds of J warrants exercise.

Valuation	December 28, 2007
Proceeds of Series B Preferred Shares	5,000,000
Commission of Series B Preferred Shares	462,519
Proceeds of Series B Preferred Shares after deducting
commission	4,537,481
Value of Placement Agent Warrants	839,550
Incremental value of original Placement Agent Warrants	31,680
Net proceeds after deduction of value and incremental
value of placement agent warrants	3,697,931
Series C Warrants	4,208,334
Series D Warrants	3,791,667
Total value of investor warrants and incremental value of
investors warrants	8,293,751
Value of Series B Preferred Shares	5,000,000
Allocation of Warrants	2,307,078
Allocation of Series B Preferred Shares	1,390,853

Agent Warrants		December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.60
Share Price:		$1.60
Time to Expiration:		2,192
Volatility:		30.28%
Risk-free Rate of Return:		3.18%
Black-Scholes Call Value:		$1.12
Warrant Valuation:		$839,550.00

Warrant market price
Series A Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 09, 2011
	August 09, 2013
Strike Price:	$0.60
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.28	$1.07	$1.11
Warrant Valuation:		$1,543,300.00	$5,887,750.00	$6,111,600.00

Series B Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.70
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.23	$0.99	$1.04
Warrant Valuation:		$1,271,600.00	$5,430,700.00	$5,715,600.00

Series C Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.72
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.29	$1.03	$1.03
Warrant Valuation:		$1,209,166.76	$4,308,750.34	$4,308,750.34

Series D Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.84
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.25	$0.96	$0.96
Warrant Valuation:		$1,037,083.42	$3,985,000.32	$3,985,000.32

NOTE 20 – BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

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

The net result of the two entries is a reclassification of $1,390,853 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter ended December 31, 2007.

NOTE 21 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

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

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (680,106/11,217,128) of the 2 percent ($110,000) due per month under the terms of the Company’s RAA. Therefore, the Company’s monthly liquated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued the American Capital Markets, Ltd. as part of the merger).

NOTE 22 – SUBSEQUENT EVENTS

On July 3, 2008, the Company issueed 300,000 common shares, which increases the number of shares outstanding accordingly.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 2, 2007, we appointed Patrizio & Zhao, LLC, as our independent registered public accounting firm to replace Bagell, Josephs, Levine & Company, LLC following their dismissal on October 2, 2007. This action was ratified by our board of directors on October 2, 2007. During our fiscal years ended December 31, 2006 and 2005 and the subsequent interim period through October 2, 2007, we had no disagreements with Bagell, Josephs, Levine & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Bagell, Josephs, Levine & Company, LLC would have caused it to make reference to the subject matter of the disagreements in its report. Bagell, Josephs, Levine & Company, LLC’s report on our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. A letter addressed to the SEC from Bagell, Josephs, Levine & Company, LLC stating that it agrees with the above statement was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 8, 2007.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  These has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Shareholders of Jpak Group, Inc.:

The Management of Jpak Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for Jpak.  Jpak’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  Jpak’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Jpak’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of Jpak are being made only in accordance with authorizations of management and directors of Jpak; (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of Jpak’s assets that could have a material effect on the financial statements, and (iv) provide reasonable assurance that receipts and expenditures of Jpak are being made only in accordance with authorization of management and directors of Jpak.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company identified the following control deficiencies which, together, constitute a material weakness in the Company’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2008:

1.
Inability to close our books and generate required disclosure.  Management evaluated our controls as of December 31, 2007 and due to staffing and resource constraints, a material weakness became evident regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. This material weakness caused us to be late in our filing for that quarter. In addition, this lack of staffing and resources led to a misstatement in our financial statements. Then, in our quarterly report for the September 30, 2007 quarter, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements. Accordingly, we filed amendments to our quarterly report on Form 10-Q for the quarter ended September 30, 2007 and December 31, 2007 to correct the accounting treatment for such warrants.

2.
Revision of reverse acquisition accounting.  The acquisition of Qingdao Renmin was initially accounted for using the purchase method. Subsequent to the issuance of the June 30, 2007, financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd is the legal parent company.  As such,

Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange will be treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd is the continuing entity for financial reporting purposes.  Accordingly, we needed to prepare the financial statements as if Jpak Ltd. had always been the reporting company and then on the share exchange date, changed its name and reorganized its capital stock.  As a result, we restated our financial statements for the year ending June 30, 2007 and revised our financial statements to reflect reverse merger accounting by eliminating the goodwill and adjusting the additional paid-in capital.

3.
Revision of capitalized costs related to financing transaction. In connection with the US$5,500,000 financing that we completed in August 2007, we granted warrants, with an exercise price of US$0.50 per share, to purchase up to 990,000 shares of common stock to the placement agent of the Financing. The expiration date of this warrant is May 17, 2011. Furthermore, as a result of the investors’ exercise of their Series J warrants in December 2007, we granted the placement agent an additional warrant to purchase up to 750,000 shares of common stock with an exercise price of US$0.60 per share; the expiration date of this warrant is December 28, 2011. These placement agent warrants have the same terms as the Series A and Series B Warrants we issued to the investors.  The cost related to the two placement agent warrants were originally capitalized and amortized over the term of the warrants.    However, after further  discussion  and research, we  believe  the  warrants  issued to  the placement  agents  are directly attributable to raising capital; if we had not issued the warrants to the placement agent, we would have paid the same amount of cash as the fair value of the warrants.  Therefore, we allocated the proceeds received in the financing transaction to the preferred shares and warrants on a relative fair value basis to the additional paid-in capital of preferred shares and common shares, respectively.

4.
Series J Warrant Exercise.  In connection with the exercise of the Series J Warrants (the “Series J Exercise”), we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants (from four to six years) was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (“the financing”).  Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  However, after reviewing the SEC’s comments, we now believe that these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  The incremental value of Series A warrants, Series B Warrants and investors warrants are US$540,430. Additionally, we incurred a commission of $462,519.22 pursuant to the Series J Exercise.  However, this commission was not paid until January 16, 2008.  Originally, in the financial statements as of March 31, 2008, we did not account for this commission as a deduction to additional paid-in capital; we included this commission as part of the expenses in the third quarter.  To correct the error, we shall account the commission as a deduction to additional paid-in capital in the second quarter and revise the amount of expenses in the third quarter.

This control deficiency resulted in a misstatement to substantially all of our financial statements and disclosures covering the year ended June 30, 2007 and onward, which resulted in a material misstatement to such annual and interim financial statements (September 30, 2007,  December 30, 2007 and March 31, 2008) that was not prevented or detected.  Because of the aforementioned control deficiencies, which together constitute a material weakness, the Company’s management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2008.

The Company is in the process of remediating its control deficiencies.  However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The most significant elements of our remediation plan are:

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

•
Restate Financial Statement: We restated our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarters ending September 30, 2007,  December 31, 2007 and March 31, 2008 so that the correct accounting treatment is reflected in those statements and flows through them accordingly.

•
Seeking and Recruiting Additional Accounting Professionals.  We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing filings for the Securities and Exchange Commission.

Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and our filings do not receive any additional comments from the SEC, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Jpak Group, Inc.

/s/  Yijun Wang
Yijun Wang
PRESIDENT & CEO

/s/  Dongliang (Frank) Su
Dongliang (Frank) Su
ACTING CHIEF FINANCIAL OFFICER

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

 The following individuals were appointed as our officers and directors upon the completion of the Share Exchange between us and Jpak. The officers and directors below were not affiliated with us prior to the Share Exchange. The officers and directors of the company prior to the Share Exchange resigned from their positions in connection with the Share Exchange.  Additionally, on May 8, 2008, we appointed Dongliang (Frank) Su as our Acting Chief Financial Officer; Ming Qi resigned as our Chief Financial Officer on that same date, although he will maintain his position as a director on our Board.  Mr. Su is not related to any of our directors or executive officers and is not involved in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K.    We appointed Mr. Su as part of our efforts to ensure the proper interpretation of accounting issues in the future and avoid future restatements of our financial statements.  We believe that Mr. Su’s experience will benefit us greatly and assist us to maintain adequate controls and procedures, as well as accurately prepare our financial statements.

Name	Age	Position

Yijun Wang	57	Chairman of the Board of Directors, Chief Executive Officer and President

Dongliang (Frank) Su	40	Acting Chief Financial Officer

Qingjun Yang	53	Director and President (Qingdao Renmin)

Huatian Sha	53	Director and Secretary

Ming Qi	44	Director

Stewart Shiang Lor	45	Director

Yuanbo Wang	52	Vice President, Technology (Qingdao Renmin)

Ligui Jiao	50	Vice President, Manufacturing (Qingdao Renmin)

Mr. Yijun Wang, the Chairman of the Board and Chief Executive Officer and President. Mr. Wang is our current President and Chairman of the Board of Directors. He has over 30 years of working experience in corporate management, product development, manufacturing and operations, technology management as well as government relations. He has been with Qingdao Renmin and served as CEO since 1984. Prior to joining Qingdao Renmin, Mr. Wang served in several technical management positions at Qingdao Light Industrial Co., Ltd. He has received numerous government and industry awards and distinctions, among them the “Outstanding Corporate Executive - Qingdao”; and “National Top Executive in Packaging Industry”. Mr. Wang is a certified Senior Economist and a certified Senior Mechanical and Electrical Engineer. He graduated from Nanjing Machinery and Electrical Institute, Qingdao Light Industrial Management School, and National Economic Council University.

Mr. Dongliang (Frank) Su, Acting Chief Financial Officer.  Prior to becoming our Acting CFO, he founded Kvalue Financial Services Co., Ltd. (Kvalue), an advisory firm specialized in providing CFO advisory services and IPO related financial services.  Prior to Kvalue, Mr. Su worked as a Senior Manager for KPMG China, where he was one of the founders of the departments of Internal Audit Services and Business Performance Services at KPMG Shanghai.  Mr. Su is also the CFO of Magiland Property, a company in Qingdao, China.  Mr. Su has over sixteen years of experience in business, financial management, internal auditing and consulting and led many projects dealing with Sarbanes-Oxley Act Section 404, finance function transformation, assurance and internal auditing for Fortune 500 companies and local conglomerates in China.  Mr. Su is a US Certified Public Accountant (CPA), Chartered Financial Analyst (CFA), and Certified Internal Auditor (CIA).  Mr. Su earned his Master of Business and Administration (MBA) with distinction from York University, Canada.

Mr. Qingjun Yang, Director. Mr. Yang is a Director and he serves as President of Qingdao Renmin and also leads the Marketing and Sales Division. He has been with Qingdao Renmin for over 30 years, starting as a technical manager on the production line and ultimately becoming the President in 2001. Mr. Yang is experienced in technical management, marketing and sales, distribution management, product development as well as manufacturing and operations. Mr. Yang has received several government and industry awards and distinctions, including the “Top Packaging Executive in Shandong Province - 2005”. He has completed several technical and management courses at Beijing Printing Institute, Ministry of Light Industry Management School, and Qinghua University. Mr. Yang received his bachelor degree in Mechanical Engineering from Qingdao Zhigong University.

Mr. Huatian Sha, Director and Secretary. Mr. Sha is a Direcotr and our Secretary. As Vice President, Accounting (Qindgao Renmin), he is responsible for Qingdao Renmin’s finance and accounting operations. He has more than 30 years of extensive experience in finance and accounting, operations management and technical management. Prior to joining Qingdao Renmin, Mr. Sha served various operations and accounting management positions at Xinhe Cultural and Sporting Co., Ltd., Qingdao State Holding Co., Ltd, and Qingdao Sewing Machinery Co., Ltd. Mr. Sha graduated from Shandong Mechanical and Industry College and Qingdao State Management School.

Mr. Ming Qi, Director. Mr. Qi is a Director and Chief Financial Officer of Qindgao Renmin. He has over 20 years of extensive experience in corporate and financial management, international trade and export management, manufacturing and operations, sales and marketing. Prior to joining Qingdao Renmin, he was General Manager at a Qingdao food process plant of Zhengda Group and served senior management positions at several Qingdao based companies. Mr. Qi received bachelor degree in Mechanical Engineering from Shandong University.

Mr. Stewart Shiang Lor, Director. Mr. Lor serves as Director. He has over 20 years of working experience in diverse disciplines including corporate management, manufacturing and operations, international trade, corporate finance and investment, information technology as well as sales and marketing. Mr. Lor cofounded Lorons International Corporation, PowerBridge Technology Co., Ltd. and Cmark Capital Co., Ltd. and served senior management positions at several U.S. and China based companies. Mr. Lor graduated from State University of New York at Stony Brook and studied Management at Baruch College.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Yuanbo Wang, Vice President, Technology (Qindgao Renmin). Mr. Wang is the Vice President, Technology (Qindgao Renmin) and is responsible for our research and development, quality assurance and equipment management. He has 35 years of extensive experience in product design and formulation, production process and equipment research, development and optimization as well as quality assurance and control. Prior to joining Qingdao Renmin, Mr. Wang served as Vice President at Qingdao Sensitization Material Co., Ltd. and Operations Manager at Qingdao Carpet Co., Ltd. He received bachelor degree in Mechanical Engineering from Shandong Chemical Engineering University.

Mr. Ligui Jiao, Vice President, Manufacturing (Qindgao Renmin). Mr. Jiao is the Vice President, Manufacturing (Qindgao Renmin) and is responsible for our manufacturing, inventory and material management operations. He has over 30 years of working experience in production planning, production management, inventory control, and material management as well as manufacturing resource planning applications. Prior to joining Qingdao Renmin, Mr. Jiao served in various equipment and manufacturing management positions at Qingdao Textile Electronics Equipment Co., Ltd. Mr. Jiao graduated from Qingdao Zhigong University in Mechanical and Process Engineering and Shandong Electrical and Industry College in Economics and Management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2008.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. As a recent public company, we did not have a formal written code of ethics for the 2008 fiscal year; we will adopt a formal written code of ethics this fiscal year, 2009.

Our code of ethics will apply to all employees, including all directors and officers and will be designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  The code will also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our code of ethics will be posed on our website as soon as is practicable.  Any future changes or amendments to our code of ethics, and any waiver of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer, will also be posted on our website when applicable.

Board Independence and Committees

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “JPAK” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2008; all functions of a nominating committee, audit committee and compensation committee were performed by our sole director.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

ITEM 11.                      EXECUTIVE COMPENSATION

The Company

We have not paid any compensation to our chief executive officer or any other executive officer during the last three fiscal years.

Jpak

           The following table sets forth the compensation paid by Jpak to its chief executive officer and chief financial officer and to all other executive officers for services rendered during the last three completed fiscal years. In reviewing the table, please note that:

●	The compensation amounts paid to Yijun Wang reflects compensation paid to him by the operating subsidiaries of Jpak during the reported periods; and

●	No officer earned more than US$100,000 per annum

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Yijun Wang Chief Executive Officer	2008	50,000	0	0	0
Yijun Wang Chief Executive Officer	2007	50,000 (1)	0	0	0
Yijun Wang Chief Executive Officer	2006	0	0	0	0
Ming Qi Chief Accounting Officer	2008	30,000	0	0	0
Ming Qi Chief Accounting Officer	2007	30,000 (2)	0	0	0
Ming Qi Chief Accounting Officer	2006	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer (3)	2008	18,000 (3)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2006	0	0	0	0

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Yijun Wang Chief Executive Officer	2008	0	0	0	0
Yijun Wang Chief Executive Officer	2007	0	0	0	0
Yijun Wang Chief Executive Officer	2006	0	0	0	0
Ming Qi Chief Accounting Officer	2008	0	0	0	0
Ming Qi Chief Accounting Officer	2007	0	0	0	0
Ming Qi Chief Accounting Officer	2006	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2008	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2006	0	0	0	0

(1) The compensation for Yijun Wang reflects his salary at Qingdao Renmin prior to the Share Exchange.

(2) Ming Qi served as our Chief Financial Officer from January 2007 until May 2008.

(3) Frank Su has served as our Acting Chief Financial Officer since March 2008; accordingly, he did not receive any compensation from us prior to such time, however we are required to include him in the table for the preceding three fiscal years.

Potential Payments upon Termination

Our employment agreements with Yijun Wang, our Chief Executive Officer, and Ming Qi, our Chief Financial Officer provide for various payments and benefits upon termination of their employment. Ming Qi waived all potential payments and benefits upon his resignation as our CFO.  Pursuant to a one year agreement we signed with Mr. Frank Su, he agreed to serve as our Acting Chief Financial Officer until we find an adequate replacement.  After we have negotiated the termination of the contract with the applicable employee, the employee shall be provided with a compensation subsidy as per relevant national, provincial and municipal regulations. We do not have any other policies, agreements or arrangements regarding potential payments upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards as of the end of our most recently completed fiscal year.

 Compensation of Directors

We have not paid our directors fees in the past for attending scheduled or special meetings of our board of directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do however reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings, but such amount shall not exceed $5,000.

Limitation on Liability and Indemnification Matters

Article X of our Articles of Incorporation provide that no director or officer of the corporation past, present or future, shall be personally liable to the corporation or any of its shareholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the liability of a director for acts or omissions which involve intentional misconduct, fraud or knowing violation of law and for the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes is not so eliminated. The corporation shall advance or reimburse reasonable expenses incurred by this individual without regard to the limitations in Nevada Revised Statute 78.7502, or any other limitation which may hereafter be enacted to the extent such limitation may be disregarded if authorized by the Articles of Incorporation.

Our bylaws provide for the indemnification of our directors and officers, as to those liabilities and on those terms and conditions as appropriate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock. The information below indicates:

●
each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock or our issued and outstanding shares of Series A Preferred Stock or Series B Preferred Stock;

●	each of our directors, executive officers and nominees to become directors; and

●	all directors and executive officers as a group.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of September 25, 2008, we have 24,805,000 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which converts into 11,217,128 shares of common stock; and 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock and the Warrants, the holders thereof may not convert or exercise such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us, but the cap shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the Warrant. See “Description of Securities.” Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.  .

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock and Series A and Series B Preferred Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, Series A Preferred Stock or Series B Preferred Stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership at any time within 60 days after September 25, 2008. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address*	Amount and Nature of beneficial ownership	Percent of Class
Joyrich Group Limited (1)	17,023,700	68.6%
Fabregas Group Limited (2)	3,163,188	12.8%
Statepro Investments Ltd. (3)	1,170,954	4.7%
Vision Opportunity Master Fund (4)	817,903 (5)	4.9% (5)
QVT Fund LP (6)	2,425,995 (7)	9.8% (7)
Quintessence Fund LP (6)	1,944,189(8)	7.8%(8)
Yijun Wang	—	—
Qingjun Yang	—	—
Huatian Sha	—	—
Ming Qi	—	—
Yuanbo Wang	—	—
Ligui Jiao	—	—
Stewart Shiang Lor (9)	21,357,842	86.1%
All executive officers and directors as a group (seven persons)	21,357,842	86.1%

* The address for the officers and directors is 15 Xinghua Road, Qingdao, Shandong Province, the People’s Republic of China, (86-532) 8461 6387.

(1)   Joyrich Group Limited is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor is a one of our directors. Of the shares held by Joyrich Group, 5,738,400 shares are subject to the escrow arrangement described under “— Securities Escrow Agreement” below. See “Certain Relationships and Related Transactions - Reorganization of Qingdao Renmin.”

(2)   Fabregas Group Limited is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor is a one of our directors. Of the shares held by Fabregas Group, 1,065,600 shares are subject to the escrow arrangement described under “—Securities Escrow Agreement” below. See “Certain Relationships and Related Transactions - Reorganization of Qingdao Renmin.”

(3)   Statepro Investments Ltd. is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor is a one of our directors. Of the shares held by Statepro, 396,000 shares are subject to the escrow arrangement described under “—Securities Escrow Agreement” below.

(4)   Adam Benowitz, the managing member of Vision Opportunity Master Fund, has sole voting and investment control over these securities. Mr. Benowitz disclaims beneficial ownership of these securities.

(5) This amount represents 4.9% of the shares of common stock underlying Vision’s Series A Preferred Stock, Series B Preferred Stock and Warrants.  Vision currently owns 2,804,282 shares of Series A Preferred Stock (convertible into 5,608,564 shares of common stock), 2,500,000 shares of Series B Preferred Stock (convertible into 4,166,667 shares of common stock) and warrants to purchase up to 9,666,666 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(6)   Management of QVT Fund and Quintessence is vested in its general partner, QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP and shares voting and investment control over the securities held in QVT Fund LP.  QVT Financial GP LLC is the general partner of QVT Financial LP and as such has complete discretion in the management and control of the business affairs of QVT Financial LP.  AVT Associates GP LLC is the general partner of QVT Fund LP and may be deemed to beneficially own the securities.  The managing members of QVT Financial GP LLC are Daniel Gold, Lars Bader, Tracy Fu and Nicholas Brumm.  Each of QVT Financial LP, QVT Financial GP LLC< Daniel Gold, Lars Bader, Tracy Fu and Nicholas Brumm disclaims beneficial ownership of our securities held by QVT Fund and Quintessence, except to the extend of its pecuniary interest therein.

(7)  This amount represents 9.9% of the shares of common stock underlying QVT’s Series A Preferred Stock, Series B Preferred Stock and Warrants.  QVT currently owns 2,523,854 shares of Series A Preferred Stock (convertible into 5,047,708 shares of common stock), 2,250,000 shares of Series B Preferred Stock (convertible into 3,750,000 shares of common stock) and warrants to purchase up to 8,700,000 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(8) This amount represents 9.9% of the shares of common stock underlying Quintessence’s Series A Preferred Stock, Series B Preferred Stock and Warrants.  Quintessence currently owns 280,428 shares of Series A Preferred Stock (convertible into 560,856 shares of common stock), 250,000 shares of Series B Preferred Stock (convertible into 416,667 shares of common stock) and warrants to purchase up to 966,666 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(9)   Mr. Lor has sole voting and dispositive power over the shares of common stock beneficially owned by Joyrich Group Limited, Fabregas Group Limited and Statepro Investments Ltd. See footnotes (1) through (3).

Changes in Control

Pursuant to the Share Exchange, all the shares of Jpak were transferred to us and Jpak became a wholly-owned subsidiary of ours, and at the same time the shareholders of Jpak were issued 23,005,000 shares of our common stock, which represented 64.4% of all the issued and outstanding shares of our common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the financing.  Therefore, the closing of the Share Exchange caused a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing person (include spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed, except as follows:

Reorganization of Qingdao Renmin

On August 21, 2006, Grand International entered into a sales and purchase agreement with three of the then-existing five shareholders (the “Original Shareholders”) of Qingdao Renmin, pursuant to which Grand International purchased 88.23% of the equity interest in Qingdao Renmin. The total purchase consideration was RMB40,999,000 which was determined based upon the net asset value of Qingdao Renmin as of August 21, 2006. On September 5, 2006, this transfer was approved by the Qingdao Municipal Bureau of Foreign Trade and Economic Cooperation, and the registration with the Qingdao State Administration for Industry and Commerce was completed on December 7, 2006. As a result of this transfer, Grand International acquired an 88.23% equity interest in Qingdao Renmin. In July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin.

In March 2007, Joyrich Group Limited and Fabregas Group Limited, two of our principal shareholders, issued stock options to the executives and management team of Qingdao Renmin pursuant to which such persons will be entitled to acquire shares of Joyrich Group Limited and Fabregas Group Limited. Under the terms of the options, such person will have the right to purchase 100% of the outstanding capital stock of Joyrich Group Limited and 43.63% of the outstanding capital stock of Fabregas Group Limited. These options may be exercised in accordance with the following schedule: 75% of the shares subject to these options vested; 25% of the shares subject to these options shall be vested as of December 31, 2007; provided, that the revenue of Qingdao Renmin for the period from October 1, 2007 to December 31, 2007 reaches RMB 30,000,000.
Share Exchange

On August 9, 2007, we entered into and consummated the transactions contemplated under a Securities Exchange Agreement, pursuant to which all the shares of Jpak were transferred to us and Jpak became our wholly-owned subsidiary and at the same time the shareholders of Jpak were issued 23,005,000 shares of our common stock, which represented 64.4% of all the issued and outstanding shares of our common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the Financing.

Registration Rights Agreement

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we are required to prepare and file a registration statement for the sale of the common stock issuable to the Investors under the Series A Preferred Stock and the Series A and Series B Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We are subject to certain monetary obligations if this registration statement is not declared effective by the effective date specified in the Investor RRA. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.  The Investor RRA provides for specific registration procedures if the SEC issues a Rule 415 comment.  Since we received a Rule 415 comment, we are required to register a certain number of shares of common stock underlying the Series A Preferred Stock in this registration statement; subsequent registration statements will be filed to register the rest of the common stock underlying the preferred stock and warrants.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. We do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights with respect to the registration statement to be filed under the Investor RRA for 15,805,000 shares of common stock.

Securities Escrow Agreement

In addition, on August 9, 2007, we entered into the securities escrow agreement with the Investors, the principal stockholders named therein (the “Escrow Stockholders”) and the escrow agent named therein (the “Escrow Agent”), (the “Securities Escrow Agreement”). Under the Securities Escrow Agreement, the Escrow Stockholders agreed to place an aggregate of 7.2 million shares of common stock into escrow for the benefit of the Investors in the event we fail to achieve net income for Fiscal 2008 of at least US$3.955 million (the “Fiscal 2008 Performance Threshold”). The Escrow Shares will be delivered as follows:

●	If our net income for Fiscal 2008 is less than 59.99% of the Fiscal 2008 Performance Threshold, all of the Escrow Shares will be distributed on a pro rata basis to the Investors.

●
If our net income for Fiscal 2008 is equal to or greater than 60% but less than 69.99% of the Fiscal 2008 Performance Threshold, the Escrow Agent will deliver to (A) the Investors 5,400,000 of the Escrow Shares and (B) the Escrow Stockholders 1,800,000 of the Escrow Shares.

●
If our net income for Fiscal 2008 is equal to or greater than 70% but less than 79.99% of the Fiscal 2008 Performance Threshold, the Escrow Agent will deliver to (A) the Investors 3,600,000 of the Escrow Shares and (B) the Escrow Stockholders 3,600,000 of the Escrow Shares.

●
If our net income for Fiscal 2008 is equal to or greater than 80% but less than or equal to 90% of the Fiscal 2008 Performance Threshold, the Escrow Agent will deliver to (A) the Investors 1,800,000 of the Escrow Shares and (B) the Escrow Stockholders 5,400,000 of the Escrow Shares.

We have agreed to provide the Investors with our Fiscal 2008 financial statements on or before October 31, 2008 to allow the Investors the opportunity to evaluate whether the Fiscal 2008 Performance Threshold was attained.  As of the date of this Report, we believe that we attained the 2008 Performance Threshold and that therefore, all of the Escrow Shares shall be returned to the Escrow Stockholders.

If however, there is any discrepancy and it is determined that we did not attain the 2008 Performance Threshold, and Escrow Shares are distributed to the Investors under the Securities Escrow Agreement, we have agreed to use commercially reasonable efforts to file a registration statement relating to the resale by the Investors of the Escrow Shares so distributed within 30 days following the date that we are obligated to deliver any such Escrow Shares to the Investors. We will thereafter use commercially reasonable efforts to cause such registration statement to become effective. We will cause the registration statement to remain effective until each Investor has sold Escrow Shares received by it or until each Investor is permitted to resell all of the Escrow Shares received by it at one time pursuant to Rule 144(k) of the Securities Act of 1933, as amended.
Lock-Up Agreement

Pursuant to that certain lock-up agreement, dated as of August 9, 2007 entered into by the former Jpak shareholders (the “Lock-Up Agreement”), shareholders holding an aggregate of 23,005,000 shares of our common stock have agreed that, for a period of six months following the effectiveness of the registration statement, of which this prospectus is a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement, including consent by the Investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common stock. In addition, for a period of 12 months following such six month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period.

  Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted, prior to the Share Exchange, formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Promoters and Certain Control Persons

On August 9, 2007, we entered into and consummated the transactions contemplated (the “Share Exchange”) under a Securities Exchange Agreement (the “SEA”) by and among us, Jpak and the shareholders of Jpak (namely Joyrich Group Limited, a British Virgin Islands (“BVI”) company, Fabregas Group Limited, a BVI company, Statepro Investments Ltd., a BVI company, Raytech Investments Limited, a BVI company, and Capital American Markets Limited, a BVI company), pursuant to which all the shares of Jpak were transferred to us and Jpak became a wholly-owned subsidiary of ours, and at the same time the shareholders of Jpak were issued 23,005,000 shares of our common stock, which represented 64.4% of all the issued and outstanding shares of our common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the financing.

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Joyrich, Fabregas and Statepro.  As disclosed elsewhere in this Registration Statement, in connection with the Share Exchange, Joyrich, Fabregas and Statepro, the majority shareholders of Raygere, received 17,023,700, 3,163,188 and 1,170,954 shares of our common stock, respectively, representing approximately 68.6%, 12.8% and 4.7%, respectively, of our issued and outstanding shares.  Mr. Stewart Shiang Lor is the sole shareholder of Joyfrich, Fabregas and Statepro and Mr. Lor is one of our directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhou for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $90,000 and $55,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

            The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS & FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

2.	EXHIBITS

3.1	Articles of Incorporation, as amended
3.2	Bylaws, as amended
4.1
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Jpak Group, Inc., filed with the Secretary of State of Nevada on August 9, 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on August 15, 2007)

4.2
Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Jpak Group, Inc., filed with the Secretary of State of Nevada on October 1, 2007 (incorporated by reference to Exhibit 4.1(a) of the Registrant’s Form 8-K filed on October 9, 2007)

4.3
Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on January 4, 2008).

4.4	Series A Warrant to Purchase shares of common stock of Jpak Group, Inc., issued on August 9, 2007 (incorporated by reference to Exhibit 4.2 of Rx Staffing, Inc.’s Form 8-K filed on January 4, 2008).
4.5	Series B Warrant to Purchase shares of common stock of Jpak Group, Inc., issued on August 9, 2007 (incorporated by reference to Exhibit 4.3 of Rx Staffing, Inc.’s Form 8-K filed on January 4, 2008).
4.6	Series C Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on January 4, 2008).
4.7	Series D Warrant to Purchase shares of common stock of Jpak Group, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K filed on January 4, 2008).
10.1
Note Purchase Agreement by and among Jpak Group Co., Ltd, Grand International Industrial Limited and the investors identified therein, dated as of May 17, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 15, 2007).

10.2	Joinder Agreement executed by Jpak Group, Inc., dated as of August 9, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 15, 2007).
10.3
Registration Rights Agreement by and among Jpak Group, Inc. and the purchasers named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on August 15, 2007).

10.4
Securities Escrow Agreement by and among Jpak Group, Inc., the purchasers named therein, the principal stockholders of Jpak Group, Inc. named therein and the escrow agent named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on August 15, 2007).

10.5
Lock-Up Agreement by and among Jpak Group, Inc. and the shareholders of Jpak Group, Inc. named therein, dated as of August 9, 2007 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form
8-K filed on August 15, 2007)

10.6
Working Capital Loan Contract, effective as of August 27, 2006, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Industrial and Commercial Bank of China, Qingdao Branch, as lender (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on August 15, 2007

10.7
Working Capital Loan Contract, effective as of February 12, 2007, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Qingdao City Commercial Bank, Yongping Branch, as lender (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on August 15, 2007)

10.8
Working Capital Loan Contract, effective as of April 10, 2007, by and between Qingdao Renmin Printing Co., Ltd., as borrower, and Industrial and Commercial Bank of China, Qingdao Branch, as lender (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on August 15, 2007).

10.9	Employment Agreement, effective June 1, 2001, by and between Qingdao Renmin Printing Co., Ltd, as employer, and Yijun Wang, as employee.
10.10	Employment Agreement, effective February 26, 2007, by and between Qingdao Renmin Printing Co., Ltd, as employer, and Ming Qi, as employee
10.11
Letter of Agreement by and among Jpak Group, Inc. and the holders of Series J Warrants, dated as of December 28, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant's form 8-K filed on January 4, 2008

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on August 15, 2007)
31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”
31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jpak Group, Inc.

By:	/s/ Yijun Wang
Yijun Wang PRESIDENT AND CHIEF EXECUTIVE OFFICER

By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER

Date:  September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2008	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: September 26, 2008	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: September 26, 2008	By:	/s/ Huatian Sha
Huatian Sha DIRECTOR

Date: September 26, 2008	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: September 26, 2008	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: September 26, 2008	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER