Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-11-04
CIK 1321559

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

On October 30, 2008, there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2007 (unaudited) and June 30, 2007	3
	Condensed Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1.A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2007 in a 10-Q/A on August 5, 2008.  Then, we received additional SEC comments  and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008  must be restated; these revisions impact the financial statements for the quarter ended September 30, 2007 and as a result, we filed another amendment – on September 29, 2008, to our quarterly report on Form 10-Q for the quarter ending September 30, 2007 to conform, and make consistent the disclosure contained herein with our other filings. We are filing this amendment to respond to additional SEC comments, which we received on October 10, 2008.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
October 30, 2007
(Except for Note 1, 14, 15, 16 and 17 as to which
the date is October 29, 2008)

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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)
	2007	2006
	(Restated)	(Restated)

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

Beneficial conversion feature related to issuance of	(2,484,226)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	(1,616,349)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	356,142	(10,225)

COMPREHENSIVE INCOME / (LOSS)	$(1,260,207)	$523,330

BASIC EARNINGS/(LOSS) PER SHARE	$(0.07)	$.02
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.07)	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	23,852,826	23,005,000
DILUTED	23,852,826-	23,005,000

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

The conversion of convertible notes  is considered as a non-cash financing transaction.

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

NOTE 14 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM PROCEEDS OF CONVERTIBLE PROMISORY NOTES AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES A PREFERRED SHARES

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

In addition, after reviewing comments from the SEC, we changed certain assumptions utilized, particularly volatility, and therefore changed values assigned to the preferred stock and warrants resulting from the automatic conversion of convertible promissory notes into Series A preferred stock (Please see Note 16 – Allocation of Proceeds of Convertible Promissory Notes for more information). The total value of warrants and the value of Series A Preferred shares on the date of conversion were $5,153,233 and $5,500,000 respectively.  The Company allocated $2,327,600 and $2,484,226 to warrants and preferred stocks respectively from the $4,811,826 remaining proceeds of Convertible Promissory Notes.  The key assumptions we utilized for the calculation of warrants are:

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

Additionally, as a result of the beneficial conversion feature of the Series A preferred shares we reclassified $2,484,226 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the first quarter of FY2008.  (Please see Note 17 – Beneficial Conversion Feature of Series C Preferred Shares for additional information.)

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

	For the Three Months Ended
	September 30, 2007		September 30, 2006

Net income		$867,887	$533,555

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Net income (loss) applicable to common stockholders		(1,616,349)	533,555

Weighted average common shares
(denominator for basic income per share)		23,852,826	23,005,000

Effect of diluted securities:
Convertible preferred stock		-	-
Convertible notes		-	-

Weighted average common shares
(denominator for diluted income per share)		23,852,826	23,005,000

Basic net income (loss) per share	$	(0.07)	$0.02
Diluted net income (loss) per share	$	(0.07)	$0.02

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

Originally, we used an expected volatility of approximate 7% and assumed that expected volatility would be the same as historical volatility for calculations of value assigned the preferred stock and warrants.  After reviewing comments from the SEC, we changed certain assumptions utilized, particularly volatility, and therefore changed values assigned to the preferred stock and warrants resulting from the automatic conversion of convertible promissory notes into Series A preferred stock (Please see Note 14 – Restatement to Reflect Reverse Merger Accounting, Reallocation of Proceeds of Convertible Promissory Notes and Reclassification of Beneficial Conversion Feature of Series A Preferred Shares- to see the effects of these changes on the Balance Sheet, Income Statement and Statement of Cash Flow).

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

The net result of the two entries is a reclassification of $2,484,226 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the first quarter of FY2008. (Please see Note 14 – Restatement to Reflect Reverse Merger Accounting, Reallocation of Proceeds of Convertible Promissory Notes and Reclassification of Beneficial Conversion Feature of Series A Preferred Shares- to see the effects of these changes on the Balance Sheet, Income Statement and Statement of Cash Flow).

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007, and restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed an amendment on September 29, 2008 to conform, and make consistent the disclosure contained herein with our other filings.  The latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and at some point, a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Item 6. Exhibits

See our Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer

By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su Acting Chief Financial Officer

Date: November 3, 2008

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

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

15.1	Letter regarding unaudited interim financial information

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.