Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-11-04
CIK 1321559

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

On October 30, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	5
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	6
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1.A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for those periods on August 5, 2008.  Pursuant to additional SEC comments, management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, on September 29, 2008, we filed restated financials for the quarter ending December 31, 2007 in an amendment to our 10-Q for that same quarter and disclosed that our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.    We are filing this amendment to respond to additional SEC comments, which we received on October 10, 2008.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
February 11, 2008
(Except for Note 1, 15, 16, 17 and 18, as to which
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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006		2007	2006
	(Restated)			(Restated)
REVENUE	$6,114,644		$5,371,875	$15,418,892	$13,048,360

COST OF SALES	4,319,117		4,246,343	11,306,299	10,130,300

GROSS PROFIT	1,795,527		1,125,532	4,112,593	2,918,060

EXPENSES
Selling, general and administrative	1,550,011		1,315,884	2,901,544	2,429,019
Depreciation expense	22,241		12,902	41,054	25,006

Total Expenses	1,572,252		1,328,786	2,942,598	2,454,025

INCOME (LOSS) FROM OPERATIONS	223,275		(203,254)	1,169,995	464,035

OTHER INCOME (EXPENSES)
Interest income	8,113		-	32,295	-
Interest expense	(104,566)		(105,532)	(217,755)	(192,919)
Other income (expense), net	238,498		133,016	248,662	126,254

Total Other Income (Expenses)	142,045		27,484	63,202	(66,665)

INCOME BEFORE PROVISION
FOR INCOME TAX	365,320		(175,770)	1,233,197	397,370

PROVISION FOR INCOME TAX	-		169,950	-	259,925

NET INCOME BEFORE MINORITY INTEREST	365,320		(345,720)	1,233,197	137,445

MINORITY INTEREST	(1,980)		(40,691)	(1,980)	22,108

NET INCOME	363,340		(305,029)	1,235,177	115,337

Beneficial conversion feature related to issuance of
Series A convertible preferred stock	-		-	(2,484,226)	-

Beneficial conversion feature related to issuance of	(1,390,853)		-	(1,390,853)	-
Series B convertible preferred stock
	__________	_________		__________	________
NET INCOME / (LOSS) APPLICABLE TO	(1,027,513)		(305,029)	(2,639,902)	115,337
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign currency translation adjustment	468,008		(27,828)	824,150	(38,053)

COMPREHENSIVE INCOME / (LOSS)	$(559,505)	$	(332,857)	(1,815,752)	$77,284

BASIC EARNINGS/(LOSS) PER SHARE	$(0.04)	$	( .01)	$(0.11)	$.00
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.04)	$	( .01)	$(0.11)	$.00

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000		23,005,000	24,178,913	23,005,000
DILUTED	24,505,000		23,005,000	24,178,913	23,005,000

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

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

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

Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  Nevertheless, after reviewing the comments from SEC, now we believe these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  The incremental value of  Series A warrants, Series B Warrants and investors warrants are US$540,430.  (Please see Note 17 – Allocation of Proceeds From the Exercise of Series J Warrants) The key assumptions we utilized for the calculation of warrants are:

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

Additionally, as a result of the beneficial conversion feature of the Series B preferred shares we reclassified $1,390,853 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter of FY2008.  (Please see Note 18 – Beneficial Conversion Feature of Series B Preferred Shares.)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS

As reported under Acquisition Accounting as at December 31, 2007	As reported under Reverse Merger Accounting as at December 31, 2007	Effect of Change

CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$7,029,604	$-
Account receivables, net of allowance $40,603 and $38,945, respectively	6,976,926	6,976,926	-
Inventory	2,849,813	2,849,813	-
Other receivables	120,519	120,519	-
Prepaid expenses and other current assets	72,645	72,645	-
Advance payments	2,048,889	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-	(1,093,131)
Total Current Assets	20,191,527	19,098,396	(1,093,131)

PROPERTY AND EQUIPMENT, NET	8,576,582	8,576,582	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$29,785,354	$27,674,978	$(2,110,376)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	$2,399,719	$462,519
Short-term bank loans	4,113,000	4,113,000	-
Total Current Liabilities	6,050,200	6,512,719	462,519

LONG-TERM DEBT	1,730,339	1,730,339	-

MINORITY INTEREST	98,753	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	3,986,666	4,634,677	648,011
Placement agent warrants	1,127,313	1,172,487	45,174
Additional paid-in capital	11,590,258	11,048,604	(541,654)
Retained earnings	3,556,733	(3,133,524)	(6,690,257)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	1,248,162	1,362,269	114,107

Total Stockholders’ Equity	21,906,062	19,333,167	$(2,572,895)

Total Liabilities and Stockholders’ Equity	$29,785,354	$27,674,978	$(2,110,376)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES (continued)
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

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES (continued)

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

	Three Months Ended December 31,
	2007		2006

Net income (loss)		$363,340		$(305,029)

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)		-

Net income (loss) applicable to common stockholders		(1,027,513)		(305,029)

Weighted average common shares
(denominator for basic income per share)		24,505,000		23,005,000

Effect of diluted securities:
Convertible preferred stock		-		-
Warrants		-		-

Weighted average common shares
(denominator for diluted income per share)		24,505,000		23,005,000

Basic net income (loss) per share	$	(0.04)	$	(0.01)
Diluted net income (loss) per share	$	(0.04)	$	(0.01)

	Six Months Ended December 31,
	2007		2006

Net income		$1,235,177	$115,337

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(2,639,902)	115,337

Weighted average common shares
(denominator for basic income per share)		24,178,913	23,005,000

Effect of diluted securities:
Convertible preferred stock		-	-
Warrants		-	-

Weighted average common shares
(denominator for diluted income per share)		24,178,913	23,005,000

Basic net income (loss) per share	$	(0.11)	$0.00
Diluted net income (loss) per share	$	(0.11)	$0.00

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

Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  Nevertheless, after reviewing the comments from SEC, now we believe these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  Additionally, we originally used an expected volatility of approximate 7% and assumed that expected volatility would be the same as historical volatility for calculations of value assigned the preferred stock and warrants.  After reviewing comments from the SEC, we changed certain assumptions utilized, particularly volatility, and therefore changed values assigned to the preferred stock and warrants.The incremental value of  Series A warrants, Series B Warrants and investors warrants are US$540,430.  (Please see Note 15 – Restatement to Reflect Reverse Merger Accounting, Reallocation of Proceeds From the Exercise of Series J Warrants and Reclassification of Beneficial Conversion Feature of Series B Preferred Shares- to see the effects of these changes on the Balance Sheet, Income Statement and Statement of Cash Flow).

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

Valuation	December 28, 2007
Proceeds of Series B Preferred Shares	5,000,000
Commission of Series B Preferred Shares	462,519
Proceeds of Series B Preferred Shares after deducting commission	4,537,481
Value of Placement Agent Warrants	839,550
Incremental value of original Placement Agent Warrants	31,680
Net proceeds after deduction of value and incremental value of placement agent warrants	3,697,931
Series C Warrants	4,308,750
Series D Warrants	3,985,000
Total value of investor warrants and incremental value of investors warrants	8,293,751
Value of Series B Preferred Shares	5,000,000
Allocation of Warrants	2,307,078
Allocation of Series B Preferred Shares	1,390,853

Agent Warrants		December 28, 2007
Expiration Date:	December 28, 2007
Strike Price:	$0.60
Share Price:		$1.60
Time to Expiration:		2,192
Volatility:		30.28%
Risk-free Rate of Return:		3.18%
Black-Scholes Call Value:		$1.12
Warrant Valuation:		$839,550.00

 Warrant market price
Series A Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.60
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.28	$1.07	$1.11
Warrant Valuation:		$1,543,300.00	$5,887,750.00	$6,111,600.00

Series B Warrants		August 9, 2007	December 28, 2007	December 28, 2007
			Original	Revised
Expiration Date:	August 9, 2011
	August 9, 2013
Strike Price:	$0.70
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		1,461	1,320	2,051
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.23	$0.99	$1.04
Warrant Valuation:		$1,271,600.00	$5,430,700.00	$5,715,600.00

Series C Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 2013
Strike Price:	$0.72
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.29	$1.03	$1.03
Warrant Valuation:		$1,209,166.76	$4,308,750.34	$4,308,750.34

Series D Warrants		August 9, 2007	December 28, 2007	December 28, 2007

Expiration Date:	December 28, 20013
Strike Price:	$0.84
Share Price:		$0.72	$1.60	$1.60
Time to Expiration:		2,333	2,192	2,192
Volatility:		30.28%	30.28%	30.28%
Risk-free Rate of Return:		4.57%	3.18%	3.18%

Black-Scholes Call Value:		$0.25	$0.96	$0.96
Warrant Valuation:		$1,037,083.42	$3,985,000.32	$3,985,000.32

NOTE 18 – BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

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

The net result of the two entries is a reclassification of $1,390,853 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter of FY2008. (Please see Note 15 – Restatement to Reflect Reverse Merger Accounting, Reallocation of Proceeds From the Exercise of Series J Warrants and Reclassification of Beneficial Conversion Feature of Series B Preferred Shares- to see the effects of these changes on the Balance Sheet, Income Statement and Statement of Cash Flow).

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

●
Restate Financial Statement: We restated our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarter ending September 30, 2007, December 31, 2007 and March 31, 2008; furthermore, we will ensure that all necessary amendments are filed so that the correct accounting treatment is reflected in those statements and flows through them accordingly.

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

Based on the evaluation done by our management as of March 31, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

15.1	Letter regarding unaudited interim financial information

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.