Form 10-Q/A
period 2008-03-31
Jpak Group, Inc.
filed 2008-11-04
CIK 1321559

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

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2007 (unaudited) and June 30, 2007	4
	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2008 and 2007	5
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	29
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1.A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

 i

Explanatory Note: On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company was required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2008 and December 31, 2007 in a 10-Q/A on August 5, 2008 and restated financials for the year ended June 30, 2007 in an amendment to our S-1 on August 5, 2008.  However, pursuant to additional SEC comments, management determined that a restatement of our December 31, 2007 and March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, on September 29, 2008, we filed restated financials for the quarter ending March 31, 2008 in an amendment to our 10-Q for that same quarter and disclosed that our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.   We are filing this amendment to respond to additional SEC comments, which we received on October 10, 2008.

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

/s/  Patrizio &Zhao, LLC
Patrizio & Zhao, LLC
Parsippany, New Jersey
May 8, 2008
(Except for Note 1, 3, 15 and 16, as to which
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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Restated)		(Restated)

REVENUE	$10,813,896	$8,145,551	$26,232,788	$21,193,911

COST OF SALES	7,876,883	6,233,657	19,183,182	16,363,957

GROSS PROFIT	2,937,013	1,911,894	7,049,606	4,829,954

EXPENSES
Selling, general and administrative	1,277,004	932,014	4,219,602	3,386,039

Total Expenses	1,277,004	932,014	4,219,602	3,386,039

INCOME FROM OPERATIONS	1,660,009	979,880	2,830,004	1,443,915

OTHER INCOME (EXPENSES)
Interest income	5,249	2,250	37,544	2,250
Interest expense	(65,942)	(95,045)	(284,318)	(287,964)
Other income (expense), net	(18,393)	471	230,890	126,725

Total Other Income (Expenses)	(79,086)	(92,324)	(15,884)	(158,989)

INCOME BEFORE PROVISION
FOR INCOME TAX	1,580,923	887,556	2,814,120	1,284,926

PROVISION FOR INCOME TAX	-	2,378	-	262,303

NET INCOME BEFORE MINORITY INTEREST	1,580,923	885,178	2,814,120	1,022,623

MINORITY INTEREST	1,980	104,157	-	126,265

NET INCOME	1,578,943	781,021	2,814,120	896,358

Beneficial conversion feature related to issuance of Series A convertible preferred stock	-	-	(2,484,226)	-

Beneficial conversion feature related to issuance of Series B convertible preferred stock	-	-	(1,390,853)	-

NET INCOME / (LOSS) APPLICABLE TO COMMON STOCK HOLDERS	1,578,943	781,021	(1,060,959)	896,358

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	801,923	136,598	1,626,073	98,545

COMPREHENSIVE INCOME / (LOSS)	$2,380,866	$917,619	$565,114	$994,903

BASIC EARNINGS / (LOSS) PER SHARE	$.06	$.03	$(.04)	$.04
DILUTED EARNINGS/ (LOSS) PER SHARE	$.03	$.03	$(.04)	$.04

WEIGHTED AVERAGE
SHARES OUTSTANDING
BASIC	24,505,000	23,005,000	24,286,022	23,005,000
DILUTED	46,903,748	23,005,000	24,286,022	23,005,000

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

JPAK GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Allocation of Series A Preferred	Allocation of Series B Preferred		Placement Agent	Commission Of Series A Preferred	Commission Of Series B Preferred	Additional Paid-in Capital	Statutory Reserve	Retained Earnings	Accumulated other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Shares	Warrants	Warrants	Shares	Shares

Balance at June 30, 2007	23,005,000	$ 23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -		$ 5,676,259	$348,009	$1,896,256	$ 538,119	$ 8,481,648

Common stock issued in conjunction with RX staffing recapitalization	1,500,000	$1,500	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -		$ (1,500)	$ -	$ -	$ -	$ -
Proceeds of Preferred Shares allocated on 9 Aug 2007	-	-	-	-	-	-	$2,484,226	-	$2,327,600	$ 332,937	$ 355,237		($5,500,000)	-	-	-	-
Proceeds of Preferred Shares allocated on 28 Dec 2007	-	-	-	-	-	-	-	$ 1,390,853	$2,307,078	$ 839,550		$ 462,519	($5,000,000)	-	-	-	-
Series A Convertible Preferred Stock	-	-	5,608,564	$ 561	-	-	-	-	-	-	-				-	-	$ 561
Series B Convertible Preferred Stock	-	-	-	-	5,000,000	$ 500	-	-	-	-	-				-	-	$ 500
Capital contribution	-	-	-	-	-	-	-	-	-	-	-		$11,181,010	-	($ 2,389,878)	-	$ 8,791,132

Net income	-	-	-	-	-	-	-	-		-	-		-	-	2,814,120	-	2,814,120
Other comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	$1,626,073	$ 1,626,073
Beneficial conversion feature related to issuance of Series A convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-		$2,484,226	-	($2,484,226)	-	-
Beneficial conversion feature related to issuance of Series B convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-		$1,390,853	-	($1,390,853)	-	-
Balance at March 31, 2008 (unaudited)	24,505,000	$ 24,505	5,608,564	$ 561	5,000,000	$ 500	$ 2,484,226	$ 1,390,853	$4,634,677	$1,172,487	$ 355,237	$ 462,519	$10,230,848	$ 348,009	($1,554,581)	$2,164,192	$21,714,033

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

EARNINGS PER SHARE

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

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

All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Rx Staffing.

	Three Months Ended March 31,
	2008	2007

Net income	$1,578,943	$781,021

Weighted average common shares
(denominator for basic income per share)	24,505,000	23,005,000

Effect of diluted securities:
Convertible preferred stock	10,608,564	-
Warrants	11,790,184	-

Weighted average common shares
(denominator for diluted income per share)	46,903,748	23,005,000

Basic net income per share	$0.06	$0.03
Diluted net income per share	$0.03	$0.03

	Nine Months Ended March 31,
	2008		2007

Net income		$2,814,120	$896,358

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(1,060,959)	896,358

Weighted average common shares
(denominator for basic income per share)		24,286,022	23,005,000

Effect of diluted securities:
Convertible preferred stock		-	-
Warrants		-	-

Weighted average common shares
(denominator for diluted income per share)		24,286,022	23,005,000

Basic net income (loss) per share	$	(0.04)	$0.04
Diluted net income (loss) per share	$	(0.04)	$0.04

NOTE 4 – INVENTORY

Inventory at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
Finished products	$935,574	$571,357
Raw materials	2,954,803	2,206,420
Parts and supplies	74,562	41,280
Work in process	564,606	574,839
Total	$4,529,545	$3,393,896

NOTE 5 – RELATED PARTY TRANSACTIONS

Viewed from the perspective of the financial statements of the reporting entity, a related party may be any of the following:

•	Affiliates

•	Principal owners and close kin

•	Management and close kin

•	Parents and subsidiaries

•	Equity method investors and investees

•	Trusts for the benefit of employees

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

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS

	As reported originally as at March 31, 2008	As reported currently as at March 31, 2008	Effect of Change
CURRENT ASSETS
Cash and cash equivalents	$4,790,573	$4,790,573	$-
Account receivables, net of allowance	9,599,369	9,599,369	-
Inventory	4,529,545	4,529,545	-
Other receivables	1,000,823	1,000,823	-
Prepaid expenses and other current assets	251,984	251,984	-
Advance payments	425,776	425,776	-
Deferred placement agent warrant costs, net	-	-	-
Total Current Assets	20,598,070	20,598,070	-

PROPERTY AND EQUIPMENT, NET	11,532,961	11,532,961	-

Total Assets	$32,131,031	$32,131,031	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,558,752	$3,558,752	$-
Trade notes payable	1,713,600	1,713,600
Short-term bank loans	3,570,000	3,570,000	-
Advance payment from customer	34,063	34,063	-
Other payables	74,598	74,598	-
Total Current Liabilities	8,951,013	8,951,013	--

LONG-TERM DEBT	1,361,027	1,361,027	-

MINORITY INTEREST	104,958	104,958	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	-	4,634,677	4,634,677
Placement agent warrants	-	1,172,487	1,172,487
Additional paid-in capital	14,387,979	11,048,604	(3,339,375)
Retained earnings	4,788,287	(1,554,581)	(6,342,868)
Statutory reserves	348,009	348,009	-
Accumulated other comprehensive income	2,164,192	2,164,192	-

Total Stockholders’ Equity	21,714,033	21,714,033	-

Total Liabilities and Stockholders’ Equity	$32,131,031	$32,131,031	-

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported originally for the nine months ended	As reported currently for the nine months ended
	March 31, 2008	March 31, 2008	Effect of Change

REVENUE	$26,232,788	$26,232,788	$-

COST OF SALES	19,183,182	19,183,182	-

GROSS PROFIT	7,049,606	7,049,606	-

EXPENSES
Selling, general and administrative	4,141,691	4,219,602	77,911

Total Expenses	4,141,691	4,219,602	77,911

INCOME FROM OPERATIONS	2,907,915	2,830,004	77,911

OTHER INCOME (EXPENSES)
Interest income	37,544	37,544	-
Interest expense	(284,318)	(284,318)	-
Other income (expense), net	230,890	230,890	-

Total Other Income (Expenses)	(15,884)	(15,884)	-

INCOME BEFORE PROVISION
FOR INCOME TAX	2,892,031	2,814,120	77,911

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	2,892,031	2,814,120	77,911

MINORITY INTEREST	-	-	-

NET INCOME	2,892,031	2,814,120	77,911

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(1,390,853)	(1,390,853)
Series B convertible preferred stock
		__________	__________
NET INCOME / (LOSS) APPLICABLE TO	2,892,031	(1,060,959)	(3,952,990)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,626,073	1,626,073	-

COMPREHENSIVE INCOME	$4,518,104	$565,114	$(3,952,990)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
As reported originally for the nine months ended	As reported currently for the nine months ended
March 31, 2008	March 31, 2008	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,892,031	$2,814,120	$	(77,911)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Bad debt expense	7,521	7,521
Depreciation and amortization	722,211	722,211		-
Changes in assets and liabilities:
Account receivables	(271,952)	(271,952)		-
Inventory	(801,688)	(801,688)		-
Other receivables	(950,642)	(950,642)		-
Prepaid expenses and other current assets	536,561	536,561		-
Advance payments	(404,428)	(404,428)		-
Accounts payable and accrued expenses	(1,335,844)	(1,335,844)		-
Advance payment from customers	32,355	32,355		-
Other payables	3,421	3,421		-

Total Adjustments	(2,462,485)	(2,462,485)		-

Net Cash Used By Operating Activities	429,546	351,635		(77,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,761,488)	(2,761,488)		-
Addition of construction in progress	(679,820)	(679,820)		-
Cash acquired from the subsidiary	99,695	99,695		-

Net Cash Used By Investing Activities	(3,341,613)	(3,341,613)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	1,085,120	1,085,120		-
Proceeds from capital contribution	3,898,813	3,976,724		77,911
Repayment of bank loans	(2,352,778)	(2,352,778)		-

Net Cash Provided By Financing Activities	2,631,155	2,709,066		77,911

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	133,285	133,285		-

NET DECREASE IN CASH AND CASH QUIVALENTS	(147,627)	(147,627)		-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200		-

CASH AND CASH EQUIVALENTS – ENDING	$4,790,573	$4,790,573		$-

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

NOTE 20 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                 We did not conduct any operations during periods up through the date of the share exchange (the "Share Exchange") which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands ("Jpak").  The Share Exchange has been accounted for as a reverse merge accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP."  Reported results of operations of the combined group reflect Jpak's operations.  As a result, we have included elsewhere in this Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary ("Qingdao Renmin").  Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong ("Grand International").

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

Inventory.

                Our provision for inventory write-downs are based on our best estimates of (i) product sale prices, (ii) customer demand patterns, and (iii) our plan  to  transition  products.  However,  due  to  the  fact  that  we  operate  in  a  highly  competitive  industry  that  is  characterized  by  aggressive  pricing practices,  downward  pressures  on  gross  margins,  and  rapid  technological  advances  it  is  foreseeable  that  the  estimates  used  by  us  to  determine  its provisions  for  inventory  write-downs  will  be  materially  different  from  the  actual  amounts  or  results.  Such  differences  could  result  in  higher  than expected inventory provisions and related costs, which could have a materially adverse effect on our results of operations and financial condition in the near term.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Property and Equipment.

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

Foreign Currency Translation and Transactions.

The financial position and results of operations of our foreign subsidiaries are determined using local currency(Chinese Yuan) as the functional currency. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations. Due to the volatile nature of the Chinese Yuan, the results of operations and financial condition could be materially impacted.

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management as of June 30, 2007, our internal controls were deemed deficient, in that we did not accurately account for the share exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange, the placement agent warrants issued in the financing that closed simultaneously with the share exchange, and the cash flow translation in our June 30, 2007 financial statements.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, filed an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties .. On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange, (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles (“SPVs”), formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

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