Form 10-K/A
period 2008-06-30
Jpak Group, Inc.
filed 2008-11-04
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer |_|                                                                Accelerated Filer |_|
Non-accelerated filer |_|                                                                  Smaller reporting company | X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_|No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $36,757,500.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 30, 2008 was 24,805,000 and 5,608,564 shares of the Registrant’s Series A Preferred and 5,000,000 shares of Series B Preferred.

JPAK GROUP, INC.
FORM 10-K INDEX

  i

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

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed initial registration statement on November 9, 2007, to fulfill our obligations under the RRA. We are subject to certain monetary obligations if, the registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

The Investor RRA also made provisions if we cannot register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants).   The SEC did issue a 415 comment to us on March 27, 2008 and accordingly, we filed an amendment to our Registration Statement to register for resale 687,106 shares of common stock underlying the Series APreferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in the Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of the Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, we do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

In addition to the Share Exchange, and the Investor RRA, on August 9, 2007, we also entered into a Securities Escrow Agreement (the “Escrow Agreement”) with the Investors, the principal stockholders named therein (the “Principal Stockholders”) and the escrow agent named therein (the “Escrow Agent”). Under the Escrow Agreement, the Principal Stockholders agreed to place an aggregate of 7,200,000 shares of Common Stock into escrow (the “Escrow Shares”) for the benefit of the Investors in the event the Company fails to achieve net income for the fiscal year ended June 30, 2008 (“Fiscal 2008”) of at least US$3.955 million (the “Fiscal 2008 Performance Threshold”). Since we met the Fiscal 2008 Performance Threshold, the Escrow Shares were returned to the Principal Stockholders.

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

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013, and the deadline for effectiveness of the registration statement was extended to March 31, 2008.

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
.

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

Competition

China Market

The aseptic liquid food and beverage carton market in China is dominated by Tetra Pack, followed by SIG, both multi-national suppliers with a combined 90% of the market share. Tetra Pack provides packaging materials, packaging machines and processing solutions for the food and beverage industries. Worldwide, it is the dominant market leader in these industries. SIG is a Swiss public company that provides food and beverage carton and plastic bottle packaging materials and filling machines. In 2006 it had an estimated worldwide sales of 1.3 billion Euros. Domestic suppliers currently have an estimated 10% of the China aseptic carton market and have been gaining market shares from Tetra Pack and SIG. These gains have been primarily due to their lower offering price with comparable products. While domestic suppliers have penetrated the non-carbonated soft drink carton market, the higher growth milk carton market continues to be dominated by Tetra Pack and SIG.

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

You may also send a request for a paper copy to our outside securities counsel: Leser, Hunter, Taubman & Taubman, c/o Jpak Group, Inc. 17 State Street, Suite 2000, New York, NY 10004.

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

Based on the evaluation done by our management as of June 30, 2008, our internal controls were deemed deficient, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in an amendment to our quarterly report on Form 10-Q for each such quarter on September 29, 2008. Those revisions however, impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed, on September 29, 2008, an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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

We rely on a limited number of suppliers and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.  We generally rely on one or two suppliers for each of the primary materials used in our products, including paper, polyethylene and aluminum, and otherwise rely on a limited number of suppliers for the other materials used in our products. Our suppliers may not be able to supply the necessary materials without interruption. We may not have adequate remedies for their failure to supply us which could result in a shortage of our products. If one of our suppliers fails or refuses to supply us for any reason, it could take time and expense to obtain a new supplier. In addition, our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain the materials used in our products in a timely manner. The search for new suppliers could potentially delay the manufacture of our products, resulting in shortages in the marketplace and may cause us to incur additional expense. Failure to comply with applicable legal requirements our products by any of our suppliers could result in our inability to meet the commercial demand for our products, and could adversely affect our business, financial condition, results of operations and growth prospects.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a t some point, a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of October 30, 2008, we had approximately 44,355,461 shares of common stock outstanding (assuming conversion of our outstanding Series A and Series B preferred stock). We also have warrants to purchase approximately 21,073,334 shares of our common stock outstanding. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. In addition, we have agreed to file a registration statement covering the sale of the shares of our common stock underlying the securities issued in the recent financing transaction, which shares will be freely tradable following the effective date of such registration statement. Certain of our shareholders holding an aggregate of 23,005,000 shares of our common stock (including shares held in escrow as described herein) have agreed that, for a period of six months following the effectiveness of the registration statement for which this prospectus forms a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement (defined herein), including consent by the investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common Stock. In addition, for a period of 12 months following such six month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period. If a significant portion of our shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

At October 30, 2008, the closing bid price of the common stock was $0.13 and we had approximately 29 record holders of our common stock, 3 record holders of our Series A Preferred Stock and 3 record holders of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

There are Series A warrants to purchase 5,500,000 shares common stock at $0.60 per share and Series B warrants to purchase 5,500,000 shares at $0.70 per share; these warrants were issued to investors on August 9, 2007 and expire in 2013. There are also warrants to purchase 990,000 shares of common stock at $0.50 per share, which were issued to the placement agent in the Financing. The placement agent warrants will expire in 2013.

There are Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of US$0.72 per share and Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of US$0.84 per share. The Series C Warrants and Series D Warrants were issued to investors on December 28, 2007 and expire in 2013. There are also warrants to purchase 750,000 shares of common stock at $0.60 per share, which were issued to the placement agent in the exercise of the Series J Warrants. The placement agent warrants will expire in 2013.

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

On August 9, 2007, we became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International Industrial Limited and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes (the “Financing”) in the aggregate principal amount of US$5.5 million to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes automatically converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.60 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of US$.70 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of US$.84 per share (the “Series D Warrants”. The Series J Warrants shall be exercisable at an exercise price of US$1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement.

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

On August 9, 2007, we also entered into a Registration Rights Agreement (“RRA”) with the Investors. Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Registrable Securities: Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed an initial registration statement to fulfill our obligations under the RRA on November 9, 2007. We are subject to certain monetary obligations if the registration statement is not declared effective by the SEC by March 31, 2008; the last pre-effective amendment was filed on September 29, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.   As per the terms of the RRA, since we received a comment from the SEC regarding Rule 415 of the Securities Act of 1933, as amended, the effectiveness deadline was further extended.  We do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC's application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.  Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

In addition to the Share Exchange, and the RRA, on August 9, 2007, we also entered into a Securities Escrow Agreement with the Investors, the principal stockholders named therein and the escrow agent named therein. Under the Escrow Agreement, the Principal Stockholders agreed to place an aggregate of 7,200,000 shares of Common Stock into escrow for the benefit of the Investors in the event the Company fails to achieve net income for the fiscal year ended June 30, 2008 of at least US$3.955 million.   Since we met this performance threshold, all of the shares held in escrow were released back to the Principal Stockholders.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 2.1 million as of June 30, 2008 as compared to US$0.4 million as of June 30, 2007. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.854 RMB to 1.00 US dollar as compared to 7.6 RMB at June 30, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the fiscal years ended June 30, 2008, and June 30, 2007 were RMB 7.263 and RMB7.81, respectively.

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

We have audited the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
(Except for Note 18 and 19 as to which
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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2008		2007

SALES		$37,263,624	$30,438,550

COST OF SALES		27,379,350	23,556,328

GROSS PROFIT		9,884,274	6,882,222

OPERATING EXPENSES
Selling, general and administrative		6,054,118	4,693,147

INCOME FROM OPERATIONS		3,830,156	2,189,075

OTHER INCOME (EXPENSES)
Non-operating income		43,154	46,734
Interest Income		90,801	79,908
Interest expense		(356,589)	(449,014)
Non-operating expense		(21,644)	(48,641)
Government subsidy income		219,333	146,535

Total Other Income (Expenses)		(24,945)	(224,478)

INCOME BEFORE PROVISION FOR INCOME TAXES		3,805,211	1,964,597

PROVISION FOR INCOME TAXES		-	263,870

NET INCOME BEFORE MINORITY INTEREST		3,805,211	1,700,727

MINORITY INTEREST		(1,460)	-

NET INCOME		3,806,671	1,700,727

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE OF
SERIES A CONVERTIBLE PREFERRED STOCK		(2,484,226)	-

BENEFICIAL CONVERSION FEATUREE RELATED TO ISSUANCE OF
SERIES B CONVERTIBLE PREFERRED STOCK		(1,390,853)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS		(68,408)	1,700,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,109,409	366,698

COMPREHENSIVE INCOME		$2,041,001	$2,067,425

BASIC EARNINGS PER SHARE	$	( .00)	$.07
DILUTED EARNINGS PER SHARE	$	( .00)	$.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC		24,341,066	23,005,000
DILUTED		24,341,066	29,085,831

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A		Series B		Allocation	Allocation			Commission	Commission				Accumulated
			Convertible preferred		Convertible preferred		of	of			Series A	Series B				Other	Total
	Common Stock		Stock		Stock		Series A	Series B		Placement	of	of	Additional	Retained		Compre-	Stock-
		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensiv	holders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity

Balance June 30, 2006	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,343,390	$ 535,675	$177,936	$ 171,421	$ 6,251,427

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	332,869	-	-	-	332,869
															.
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,530,654	-	-	1,530,654

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	366,698	366,698

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	(170,073)	170,073	-	-

Balance June 30, 2007	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,676,259	$1,896,256	$348,009	$ 538,119	$ 8,481,648

Common stock issued in conjunction
with RX Staffing recapitalization	1,500,000	1,500	-	-	-	-	-	-	-	-	-	-	(1,500)	-	-	-	-

Proceeds of preferred shares
allocate on Aug 9, 2007	-	-	-	-	-	-	2,484,226	-	2,327,600	332,937	355,237	-	(5,500,000)	-	-	-	-

Proceeds of preferred shares
allocate on Dec 8, 2007	-	-	-	-	-	-	-	1,390,853	2,307,078	839,550	-	462,519	(5,000,000)	-	-	-	-

Series A & B convertible
preferred stock	-	-	5,608,564	561	5,000,000	500	-	-	-	-	-	-	-	-	-	-	1,061

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	11,181,010	(2,389,878)	-	-	8,791,132

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,806,671	-	-	3,806,671

Beneficial conversion feature related
to issuance of Series A convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,484,226	(2,484,226)	-	-	-

Beneficial conversion feature related
to issuance of Series B convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	1,390,853	(1,390,853)	-	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,109,409	2,109,409

Balance June 30, 2008	24,505,000	$24,505	5,606,564	$ 561	5,000,000	$ 500	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,230,848	($ 562,030)	$348,009	$2,647,528	$23,189,921

The accompanying notes are an integral part of these consolidated financial statements

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
A Net Income	$3,806,671	$1,700,727
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Minority interest	(1,460)	-
Depreciation and amortization	1,048,719	824,614
Loss (Gain) on disposal of fixed assets	(10,955)	29,018
Bad debt expense	2,029	25,235
Changes in assets and liabilities:
Accounts receivable	466,883	915,768
Inventory	(1,561,951)	(899,953)
Restricted cash for trade notes repayment	-	993,658
Other receivables	(1,067,840)	-
Prepaid expenses and other current assets	686,148	(710,974)
Advance payments	(1,290,664)	-
Accounts payable and accrued expenses	(1,390,329)	(2,114,928)
Advanced payment from customers	197,157	-
Other payables	(20,374)	(2,507,625)
Other current liabilities	-	(23,107)
Total Adjustments	(2,942,637)	(3,468,294)

Net Cash Provided By (Used in) Operating Activities	864,034	(1,767,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,702,732)	(1,808,675)
Additions to construction in progress	(696,586)	-
Proceeds from disposal of fixed assets	716,936	155,331
Proceeds from minority interest	101,202	-
Acquisition of Qingdao’s equity	-	(5,243,900)

Net Cash Used In Investing Activities	(3,581,180)	(6,897,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital	4,043,414	5,406,695
Issuance of trade notes payable	3,021,211	-
Repayment of trade notes payable	-	(343,281)
Issuance of convertible notes	-	5,500,000
Repayment of bank loans	(2,440,521)	-
Proceeds from bank loans	-	2,212,979
Repayment of shareholder loans	-	(47,387)
Deferred financing cost	-	(460,019)

Net Cash Provided By Financing Activities	4,624,104	12,268,987

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	373,746	44,029

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,280,704	3,648,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,938,200	1,289,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,218,904	$4,938,200

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2008 and 2007 was $1,299,157 and $1,280,466, respectively.

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

The conversion of convertible notes is considered as a non-cash financing transaction.

NOTE 10 – SHORT TERM BANK LOANS

Short term bank loans consist of the following:

	June 30, 2008	June 30, 2007
On September 7th 2006, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by August
27th, 2008. The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$ -	$ 867,900

On February 2nd, 2007, the Company obtained a loan from China Industrial and Commercial Bank, of which the principal is to be paid in full by February
11th 2008, The interest is to be calculated using an annual fixed interest rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$ -	$ 657,500

On April 10th, 2007 the Company obtained a loan from China Industrial and Commercial Bank, of which principal is to be paid in full by April 9th
2008. Interest is to be calculated using an annual fixed rate of
7.029% and paid monthly. The loan is secured by the company's equipment.	$ -	$ 789,000

On February 12th 2007, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by February 11th
2008. Interest is to be calculated using an annual fixed rate of
6.732% and paid monthly. The loan is secured by the company's equipment.	$ -	$2,104,000

On May 25th 2007, the Company obtained a loan from China Merchant Bank, of which principal is to be paid in full by May 25th 2008. The interest is to be calculated using an annual fixed rate of 6.57% and paid monthly.
The loan is secured by the company's equipment.	$ -	$ 394,500

NOTE 10 – SHORT TERM BANK LOANS (continued)

On January 29th 2008, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 29, 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's property and equipment.	$2,334,400	$ -

On May 30th, 2008, the Company obtained a loan from China Industrial and
Commercial Bank, of which principal is to be paid in full by May 29th , 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's equipment.	$ 729,500	$ -

Total short term bank loans	$3,063,900	$4,812,900

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

	June 30, 2008		June 30, 2007

Net income		$3,806,671	$1,700,727

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		(2,484,226)	-

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		(1,390,853)	-

Net income (loss) applicable to common stockholders		(68,408)	1,700,727

Weighted average common shares
(denominator for basic income per share)		24,341,066	23,005,000

Effect of diluted securities:
Convertible preferred stock		-	1,500,000
Convertible notes		-	4,580,831

Weighted average common shares
(denominator for diluted income per share)		24,341,066	29,085,831

Basic net income (loss) per share	$	(0.00)	$0.07
Diluted net income (loss) per share	$	(0.00)	$0.06

NOTE 19 – ALLOCATION OF PROCEEDS FROM THE EXERCISE OF SERIES J WARRANTS

On August 9, 2007, the Company became a party to the NPA (Note Purchase Agreement dated May 17, 2007) by and among the Company, JPAK, Grand International and the Investors. Pursuant to the NPA JPAK issued Convertible Promissory Notes in the aggregate principal amount of US$5.5 million to the Investors. As a result of the Share Exchange, and under the terms of the Notes and the NPA,  the convertible notes converted to the following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants were be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing. Finally, the Company also granted warrants to purchase 990,000 shares of common stock with an exercise price of US$.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants (from four to six years) was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (“the"Series B financing”).

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

NOTE 22 – SUBSEQUENT EVENTS

On July 3, 2008, the Company issued 300,000 common shares, which increases the number of shares outstanding accordingly.

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

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

 Our management evaluated, with participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have been working on them to improve their effectiveness; therefore, there have been and will continue to be changes in our internal controls that will definitely and positively affect internal controls subsequent to the date we carried out our evaluation. These corrective measures are discussed and described more fully below in Management’s Report on Internal Controls over Financial Reporting.

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

Jpak

The following table sets forth the compensation paid by Jpak to its chief executive officer and chief financial officer and to all other executive officers for services rendered during the last three completed fiscal years. In reviewing the table, please note that:

●	The compensation amounts paid to Yijun Wang reflects compensation paid to him by the operating subsidiaries of Jpak during the reported periods; and

●	No officer earned more than US$100,000 per annum

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Yijun Wang Chief Executive Officer	2008	50,000	0	0	0
Yijun Wang Chief Executive Officer	2007	50,000 (1)	0	0	0
Yijun Wang Chief Executive Officer	2006	0	0	0	0
Ming Qi Chief Accounting Officer	2008	30,000 (2)	0	0	0
Ming Qi Chief Accounting Officer	2007	30,000 (3)	0	0	0
Ming Qi Chief Accounting Officer	2006	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer (3)	2008	18,000 (4)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2006	0	0	0	0

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Yijun Wang Chief Executive Officer	2008	0	0	0	50,000
Yijun Wang Chief Executive Officer	2007	0	0	0	50,000
Yijun Wang Chief Executive Officer	2006	0	0	0	0
Ming Qi Chief Accounting Officer	2008	0	0	0	30,000
Ming Qi Chief Accounting Officer	2007	0	0	0	30,000
Ming Qi Chief Accounting Officer	2006	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2008	0	0	0	18,000
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2006	0	0	0	0

(1) The compensation for Yijun Wang reflects his salary at Qingdao Renmin prior to the Share Exchange.

(2) Ming Qi served as our Chief Financial Officer from January 2007 until May 2008.

(3) The compensation for Ming Qi in 2007 reflects his salary at Qingdao Renmin prior to the Share Exchange.

(4) Frank Su has served as our Acting Chief Financial Officer since May 2008; accordingly, he did not receive any compensation from us prior to such time, however we are required to include him in the table for the preceding three fiscal years.

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

As of October 30, 2008, we have 24,805,000 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which converts into 11,217,128 shares of common stock; and 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock and the Warrants, the holders thereof may not convert or exercise such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us, but the cap shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the Warrant. Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.  .

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock and Series A and Series B Preferred Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, Series A Preferred Stock or Series B Preferred Stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership at any time within 60 days after October 30, 2008. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

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

(8)   Mr. Lor has sole voting and dispositive power over the shares of common stock beneficially owned by Joyrich Group Limited, Fabregas Group Limited and Statepro Investments Ltd. See footnotes (1) through (3).

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

Registration Rights Agreement

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we are required to prepare and file a registration statement for the sale of the common stock issuable to the Investors under the Series A Preferred Stock and the Series A and Series B Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We are subject to certain monetary obligations if the registration statement is not declared effective by the effective date specified in the Investor RRA. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.  The Investor RRA provides for specific registration procedures if the SEC issues a Rule 415 comment.  Since we received a Rule 415 comment, we are required to register a certain number of shares of common stock underlying the Series A Preferred Stock in the registration statement; subsequent registration statements will be filed to register the rest of the common stock underlying the preferred stock and warrants.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. We do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights with respect to the registration statement to be filed under the Investor RRA for 15,805,000 shares of common stock.

Securities Escrow Agreement

In addition, on August 9, 2007, we entered into the securities escrow agreement with the Investors, the principal stockholders named therein (the “Escrow Stockholders”) and the escrow agent named therein (the “Escrow Agent”), (the “Securities Escrow Agreement”). Under the Securities Escrow Agreement, the Escrow Stockholders agreed to place an aggregate of 7.2 million shares of common stock into escrow for the benefit of the Investors in the event we fail to achieve net income for Fiscal 2008 of at least US$3.955 million (the “Fiscal 2008 Performance Threshold”). We obtained the Fiscal 2008 Performance Threshold and therefore all of the escrowed shares were returned to the Escrow Stockholders.

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

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Joyrich, Fabregas and Statepro.  As disclosed elsewhere in this Report, in connection with the Share Exchange, Joyrich, Fabregas and Statepro, the majority shareholders of Raygere, received 17,023,700, 3,163,188 and 1,170,954 shares of our common stock, respectively, representing approximately 68.6%, 12.8% and 4.7%, respectively, of our issued and outstanding shares.  Mr. Stewart Shiang Lor is the sole shareholder of Joyfrich, Fabregas and Statepro and Mr. Lor is one of our directors.

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

Date: November 3, 2008		/s/ Yijun Wang
	By:	Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: November 3, 2008	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: November 3, 2008	By:	/s/ Huatian Sha
Huatian Sha DIRECTOR

Date: November 3, 2008	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: November 3, 2008	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: November 3, 2008	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER