Form 10-Q
period 2008-09-30
Jpak Group, Inc.
filed 2008-11-14
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

YesX No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  NoX

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On November 13, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	September 30, 2008 (unaudited)	3
	Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	18
Item 4.	Controls and Procedures	19

Item 4T	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1.A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations and other comprehensive income, and cash flows for the three months ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the company’s management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
November 4, 2008

JPAK GROUP, INC.
Consolidated Balance Sheets
(Unaudited)
	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,440,835	$7,218,904
Accounts receivable, net of allowance for doubtful accounts of $196,172
and $45,359 at September 30, 2008 and June 30, 2007, respectively	8,428,677	9,026,455
Inventory	5,310,385	5,420,631
Other receivables	1,224,595	1,131,511
Prepaid expenses and other current assets	302,911	96,751
Advance payments	1,925,051	1,367,622
Total Current Assets	24,632,454	24,261,874

PROPERTY AND EQUIPMENT, NET	11,642,817	11,660,063

Total Assets	$36,275,271	$35,921,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,563,886	$3,598,732
Trade notes payable	4,380,520	3,784,956
Short term bank loans	3,072,300	3,063,900
Current portion of long-term debt	1,140,701	1,263,786
Other payables	216,719	259,861
Total Current Liabilities	11,374,126	11,971,235

LONG-TERM DEBT	908,523	655,091

MINORITY INTEREST	105,487	105,690

Total Liabilities	12,388,136	12,732,016

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Common stock, $0.001 par value, 300,000,000 shares authorized
24,805,000and 24,505,000 shares issued and outstanding at
September 30 2008 and June 30, 2008	24,805	24,505
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series A Preferred Shares	2,484,226	2,484,226
Series B Preferred Shares	1,390,853	1,390,853
Warrants	4,634,678	4,634,678
Placement Agent Warrants	1,172,487	1,172,487
Additional paid-in capital	11,453,056	11,048,604
Retained earnings	(230,660)	(562,030)
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,608,620	2,647,528
Total Stockholders’ Equity	23,887,135	23,189,921

Total Liabilities and Stockholders’ Equity	$36,275,271	$35,921,937

The accompanying notes are an integral part part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended
	September 30,
	2008	2007

SALES	$9,430,330		$9,304,248

COST OF SALES	6,995,902		6,987,181

GROSS PROFIT	2,434,428		2,317,067

OPERATING EXPENSES
Selling, general and administrative	2,107,661		1,370,346

INCOME FROM OPERATIONS	326,767		946,721

OTHER INCOME (EXPENSES)
Non-operating income	21,675		10,163
Interest Income	21,166		24,182
Interest expense	(29,691)		(113,189)
Non-operating expense	(9,039)		-

Total Other Income (Expenses)	4,111		(78,844)

INCOME BEFORE PROVISION FOR INCOME TAXES	330,878		867,877

PROVISION FOR INCOME TAXES	-		-

NET INCOME BEFORE MINORITY INTEREST	330,878		867,877

MINORITY INTEREST	(492)		-

NET INCOME	331,370		867,877

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE OF
SERIES A CONVERTIBLE PREFERRED STOCK	-		(2,484,226)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	331,370		(1,616,349)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(38,908)		356,142

COMPREHENSIVE INCOME	$292,462		$(1,260,207)

BASIC EARNINGS PER SHARE	$0.01	$	(0.07)
DILUTED EARNINGS PER SHARE	$0.01	$	(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	24,798,478		23,852,826
DILUTED	42,739,864		23,852,826

The accompanying notes are an integral part part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$331,370	$867,877
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Minority interest	(492)	-
Depreciation and amortization	296,909	271,377
Share-based payment	202,500	-
Bad debt expense	150,782	-
Changes in assets and liabilities:
Accounts receivable	472,126	1,086,362
Inventory	125,185	892,338
Restricted cash for trade notes repayment	-	(1,289,788)
Other receivables	(90,037)	-
Prepaid expenses and other current assets	(3,397)	698,464
Advance payments	(554,020)	-
Accounts payable and accrued expenses	(1,045,312)	(2,640,752)
Other payables	(43,880)	(49,304)
Total Adjustments	(489,636)	(1,031,303)

Net Cash Used In Operating Activities	(158,266)	(163,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(84,743)	(334,385)
Additions to construction in progress	(162,922)	-
Acquisition of Qingdao’s equity	-	(864,000)

Net Cash Used In Investing Activities	(247,665)	(1,198,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital	-	(452,463)
Issuance of trade notes payable	585,547	-
Repayment of bank loans	-	(1,076,370)
Proceeds from bank loans	125,164	-

Net Cash Provided By (Used In) Financing Activities	710,711	(1,528,833)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(82,849)	142,243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,931	(2,748,401)

CASH AND CASH EQUIVALENTS – BEGINNING	7,218,904	4,938,200

CASH AND CASH EQUIVALENTS – ENDING	$7,440,835	$2,189,799

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Notes to Condensed Consolidated Financial Statements
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2008 and 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2008 and 2007.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited financial statements has been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 4– ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $196,172 and $45,359 at September 30, 2008 and June 30, 2008.

NOTE 5 – INVENTORY

Inventory at September 30, 2008 and June 30, 2008 consists of the following:

	September 30, 2008	June 30, 2008
Finished goods	$609,888	$787,872
Raw materials	4,068,311	4,011,065
Parts and supplies	70,621	66,599
Work in process	561,565	555,095
Total	$5,310,385	$5,420,631

NOTE 6 – ADVANCE PAYMENTS

The Company makes advances to certain vendors for inventory, equipment, and construction-in-progress. The advances on purchase of inventory amounted to $1,043,937 and $825,795 as of September 30, 2008 and June 30, 2008. Additionally, the Company made advances on equipment purchases amounting to $881,114 and $541,827 as of September 30, 2008 and June 30, 2008, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and June 30, 2008 consists of the following:

	September 30, 2008	June 30, 2008
Buildings	$3,983,158	$3,972,267
Machinery and equipment	14,096,255	13,973,256
Subtotal	18,079,413	17,945,523
Less: Accumulated depreciation	7,339,564	7,023,582
	10,739,849	10,921,941
Add: Construction in progress	902,968	738,122
Total	$11,642,817	$11,660,063

Depreciation expense for the quarters ended September 30, 2008 and 2007 were $296,909 and $271,377, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008
Accounts payable	$2,515,958	$3,256,552
Accrued expenses	47,928	342,180
Total	$2,563,886	$3,598,732

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 9 – TRADE NOTES PAYABLE

Trade notes payable consists of noncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of September 30, 2008 and June 30, 2008 were $4,380,520 and $3,784,956, respectively.

NOTE 10 – SHORT TERM BANK LOANS

Short term bank loans at September 30, 2008 and June 30, 2008 consists of the following:

	September 30, 2008	June 30, 2008

On January 29th 2008, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 29th ,2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's property and equipment.	$2,340,800	$2,334,400

On May 30th, 2008, the Company obtained a loan from China Industrial and
Commercial Bank, of which principal is to be paid in full by May 29th , 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's equipment.	$731,500	$729,500

Total short term bank loans	$3,072,300	$3,063,900

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

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1,2008 to its foreign investor(s) shall be subject to WHT. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

NOTE 12 – LONG-TERM DEBT

As of September 30, 2008, the Company had an outstanding long-term debt of $2,049,224, including the current portion of $1,140,701. As of June 30, 2008, the Company had an outstanding long-term debt of $1,918,877, including the current portion of $1,263,786. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

NOTE 13 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $119,482 and $103,663 for the quarters ended September 30, 2008 and 2007, respectively.

NOTE 14 – RISK FACTORS

In the three months ended September 30, 2008 and 2007, five vendors accounted for approximately 64% and 84% of the Company’s purchases, respectively.

In the three months ended September 30, 2008 and 2007, five customers accounted for approximately 47% and 67% of the Company’s sales, respectively.

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

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,
	2008	2007

Cash paid for interest	$29,691	$113,189
Cash paid for income taxes	$-	$-

NOTE 17 – EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2008	2007

Net income	$331,370		$867,887

Beneficial conversion feature related to issuance
of Series A convertible preferred stock	-		(2,484,226)

Net income (loss) applicable to common stockholders	331,370		(1,616,349)

Weighted average common shares
(denominator for basic income per share)	24,798,478		23,852,826

Effect of diluted securities:	17,941,386		-

Weighted average common shares
(denominator for diluted income per share)	42,739,864		23,852,826

Basic net income (loss) per share	$0.01	$	(0.07)
Diluted net income (loss) per share	$0.01	$	(0.07)

NOTE 18 –SHARE-BASED PAYMENT

On April 1, 2008, JPAK entered into a consulting agreement with Tripoint Capital advisors, LLC to provide consulting services for one year. As a result, JPAK agreed to issue to Tripoint and/or its affiliates 300,000 shares of its capital stock on July 1, 2008. The shares were issued on July 1, 2008. 150,000 shares were vested immediately and the remaining 150,000 will be vested in equal installments in the next two quarters.

The fair value of the share based payment was US$404,700, determined based on the number of shares granted and the quoted price of the Company’s common stock on April 1 2008, the date of grant.  The fair value of share based payment is amortized over the one year service period.

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

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

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

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.  In addition, the recent milk scandal has brought significant downward pressure on the industry.

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

Management is currently evaluating the impact that the milk scandal will have on our business and operations and is taking every action necessary to minimize the impact.  However, due to the affect the scandal is having on some of our customers, we currently anticipate that the milk scandal may affect our revenues by as much as 30%.

Some of our key customers are experiencing a tough business environment as well as financial pressure.  As a result, management has tightened our credit control by having caps on our customers’ credit limits and is closely monitoring the financial situation of our customers.

Although everyone is facing many challenges from the world market today, our sales department has developed the domestic and overseas market with fourteen new domestic clients and exploring the Bulgaria market, which amounted to 5% of the sales in the three months ended September 30, 2008.

Strategy

 Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Continuing and increasing the recent orders from Russia and other Eastern European markets;
●	Establishing brand names and brand awareness; and
●	Enhance the Company’s competitive advantages through R&D.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the Three Months Ended September 30, 2008 and 2007

Three Months Ended September 30	2008	2007
Sales	$9,430,330	$9,304,248
Cost of sales	$6,995,902	$6,987,181
Total expenses	$2,107,661	$1,370,346
Other income (expense)	$4,111	$(78,844
Income taxes	$-	$-
Net income	$331,370	$867,877
Foreign currency translation adjustment	$(38,908)	$356,142
Comprehensive income/Loss	$292,462	$(1,260,207)

Sales. Total sales were approximately US$9.4 million for the three months ended September 30, 2008 as compared to approximately US$9.3 million for the three months ended September, 2007, an increase of approximately US$0.1 million, or 1.4%. Compared with one year ago, we was not able to grow the revenue significantly mainly due to two reasons. One is the down turn of the tea market in the south of China impacted by the global financial crisis; the other is the down turn of the milk product industry due to the recent milk scandal.

Cost of Sales. Cost of sales for the three months ended September 30, 2008 was approximately US$7.0 million, or 74.2% of sales, as compared to US$7.0 million, or 75.1% of sales, for the 3 months ended September 30, 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The slight decrease of cost of sales to sales by 0.9% was primarily due to the reduced defective product percentage through improved of the production management.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$2.1 million for the three months ended September 30, 2008 as compared to approximately US$1.4 million for the three months ended September 30, 2007, an increase of approximately US$0.7 million, or 55.9%. The increase was mainly due to an increase in research and development expenses and the bad debt provision for the three months ended September 30, 2008. The company strengthened the research and development activity in 2008, leading to the total R&D expense reached USD0.6 million, while in the same period of 2007, R&D expense was 0.25M. For the three months ended September 30, 2008, the company has increased the bad debt provision for the accounts receivable to 0.2 million, as compared to US$0.05 million for bad debt provision in the same period of 2007.

Net income. Net income was approximately US$0.3 million for three months ended September 30, 2008 as compared to net income of approximately US$0.9 million for the three months ended September 30, 2007, an increase of US$535,995. The increase in net income was primarily due to increase of general and administrative expense during the period.

Foreign currency translation adjustment.  Our reporting currency is the US dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$0.04 million as of September 30, 2008 as compared to gain of US$0.4 million as of September 30, 2007. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.83527 RMB to 1.00 US dollar as compared to RMB7.51760 at September 30, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the 3 months ended September 30, 2007, and September 30, 2006 were RMB6.83107 and RMB7.56906, respectively.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was a income of approximately US$0.3 million for the three months ended September 30, 2008 as compared to a loss of US$1.3 million for the three months ended September 30, 2007, an increase of $1.6 million. The increase was because the Company did not incur a loss due to the beneficial conversion feature related to the issuance of convertible preferred stock in the period.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital totaling approximately US$13.3 million, including cash and cash equivalents of US$7.4 million.

Net cash used in operating activities was US$158,266 for the three months ended September 30, 2008. This net cash used was primarily due to the decrease of account payable during the three months ended September 2008. Net cash used in operating activities was US$163,000 for the three months ended September 30, 2007. This net cash used was primarily due to reduction of accounts payable offsetting with decrease of account receivables during the three months ended September 2007.

Net cash used in investing activities for the three months ended September 30, 2008 totaled US$0.2 million and related primarily to the purchase of property. Net cash used in investing activities for the three months ended September 30, 2007 totaled US$1.2 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qindao Renmin which was not owned by us.

Net cash generated in financing activities for the three months ended September 30, 2008 was US$0.1 million and related primarily to the increase of trade note receivable. Net cash used in financing activities for the three months ended September 30, 2007 was US$1.5 million and related primarily to repayment of some of the bank loans.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of September 30, 2008, we had and aggregate principal amount of US$3.0 million outstanding under the loan agreements, which amounts mature from January 2009 to May 2009 and accrue interest at a rate of 7.47% per annum. The loan agreements contain customary affirmative and negative covenants. As of September 30, 2008, we were in material compliance with the terms of our loan agreements.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s 2008 10-K/A for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

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

●	Restate Financial Statement: We restated our financial statements for the year ending June 30, 2007 and our interim financial statements for the quarter ending September 30, 2007, December 31, 2007 and March 31, 2008; furthermore, we filed the necessary amendments so that the correct accounting treatment is reflected in those statements and flows through them accordingly.
●	Seeking and Recruiting Additional Accounting Professionals. We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing filings for the Securities and Exchange Commission.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in Internal  Control -  Integrated  Framework  ("ICFT")  issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2008, we did not maintain effective controls over the financial reporting process.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there was a material weakness in our internal control over financial reporting.  Subsequent to the issuance of our June 30, 2007 financial statements, management identified various errors in connection with our 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result, we filed restated financial statements for the year ending June 30, 2007 and for the quarters ending September 30, 2007 and December 31, 20078.  We then received additional SEC comments and management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

To remediate the error, we filed restated financials and amendments to ensure that the disclosure in all of our filings is consistent and accurate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the period covered by this Report.  However, we did file and mail proxy statements to re-elect our Board of Directors for our upcoming Annual Shareholder Meeting, to be held on December 10, 2008, on or about November 7, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.
By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer and Acting Principal Accounting Officer

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date:  November 14, 2008