Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-12-10
CIK 1321559

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

On December 8, 2008, there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2007 (unaudited) and June 30, 2007	5
	Condensed Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2007 and 2006	6
	Condensed Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1.A	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2007 in a 10-Q/A on August 5, 2008.  Then, we received additional SEC comments  and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008  must be restated; these revisions impact the financial statements for the quarter ended September 30, 2007 and as a result, we filed another amendment – on September 29, 2008, to our quarterly report on Form 10-Q for the quarter ending September 30, 2007 to conform, and make consistent the disclosure contained herein with our other filings. We are filing this amendment to to conform, and make consistent the disclosure contained herein with our other filings as a result of additional SEC comments, which we received on November 14, 2008.

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
the date is December 1, 2008)

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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)
	2007	2006
	(Restated)	(Restated)

REVENUE	$9,304,248	$7,676,485

COST OF SALES	6,987,181	5,883,956

GROSS PROFIT	2,317,067	1,792,529

EXPENSES
Selling, general and administrative	1,351,533	1,060,180
Depreciation expense	18,813	12,105

Total Expenses	1,370,346	1,072,285

INCOME FROM OPERATIONS	946,721	720,244

OTHER INCOME (EXPENSES)
Interest income	24,182	22,074
Interest expense	(113,189)	(110,156)
Other income (expense), net	10,163	(8,632)

Total Other Income (Expenses)	(78,844)	(96,714)

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	623,530

PROVISION FOR INCOME TAX	-	89,975

NET INCOME	867,877	533,555

Beneficial conversion feature related to issuance of	(2,484,226)
Series A convertible preferred stock
	__________
NET INCOME / (LOSS) APPLICABLE TO	(1,616,349)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	356,142	(10,225)

COMPREHENSIVE INCOME / (LOSS)	$(1,260,207)	$523,330

BASIC EARNINGS/(LOSS) PER SHARE	$(0.07)	$.02
DILUTED EARNINGS/(LOSS) PER SHARE	$(0.07)	$.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	23,852,826	23,005,000
DILUTED	23,852,826	23,005,000

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

NOTE 8 – CONVERSION OF CONVERTIBLE NOTES

On August 9, 2007, the convertible notes converted to following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), whose shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, containing the same terms as the Series A Preferred Stock (other than conversion price), whose shares are convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing. (Please see Note 16 – Allocation of Proceeds of Convertible Promissory Notes to see a detailed description of the accounting for the Series A preferred stock issued with the warrants.)

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

Additionally, as a result of the beneficial conversion feature of the Series A preferred shares we reclassified $2,484,226 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the first quarter of FY2008.  (Please see Note 17 – Beneficial Conversion Feature of Series C Preferred Shares for additional information.)  As a result, the number of weighted average share for calculating the diluted earning per share has reduced from 34,413,574 to 23,852,826 due to the anti dilution.

The effect of restatement is as follows:

            CONSOLIDATED BALANCE SHEETS

ASSETS

	As reported under Acquisition Accounting	As reported under Reverse Merger Accounting	Effect of Change
	September 30,	September 30,
	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$2,189,799	$2,189,799	$-
Restricted cash for trade notes repayment	1,298,941	1,298,941	-
Account receivables, net of allowance $39,507	7,613,343	7,613,343	-
Inventory	2,544,263	2,544,263	-
Prepaid expenses and other current assets	75,584	75,584	-

Total Current Assets	13,721,930	13,721,930	-

PROPERTY AND EQUIPMENT, NET	8,164,227	8,164,227	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$22,903,402	$21,886,157	$(1,017,245)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,290	$2,041,290	$-
Trade notes payable	533,600	533,600	-
Short-term bank loans	4,002,000	4,002,000	-
Other payables	16,668	16,668	-

Total Current Liabilities	6,593,558	6,593,558	-

LONG-TERM DEBT	1,834,350	1,834,350	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized,5,608,564 shares issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares authorized
24,505,000 shares issued and outstanding	24,505	24,505	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Warrants	-	2,327,600	2,327,600
Placement Agent Warrants	-	332,937	332,937
Additional paid-in capital	10,577,424	7,622,836	(2,954,588)
Retained earnings	2,683,185	(576,686)	(3,259,871)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	818,455	894,261	75,806

Total Stockholders’ Equity	14,475,494	13,458,249	(1,017,245)

Total Liabilities and Stockholders’ Equity	$22,903,402	$21,886,157	$(1,017,245)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

REVENUE	$9,304,248	$9,304,248	$-

COST OF SALES	6,987,181	6,987,181	-

GROSS PROFIT	2,317,067	2,317,067	-

EXPENSES
Selling, general and administrative	1,351,535	1,351,535	-
Depreciation expense	18,813	18,813	-

Total Expenses	1,370,346	1,370,348	-

INCOME FROM OPERATIONS	946,721	946,719	-

OTHER INCOME (EXPENSES)
Interest income	24,182	24,182	-
Interest expense	(113,189)	(113,189)	-
Other income (expense), net	10,163	10,163	-

Total Other Income (Expenses)	(78,844)	(78,844)	-

INCOME BEFORE PROVISION FOR INCOME TAX	867,877	867,877	-

PROVISION FOR INCOME TAX	-	-	-

NET INCOME	867,877	867,877	-

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	867,877	(1,616,349)	(2,484,226)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	280,336	356,142	75,806

COMPREHENSIVE INCOME	$1,148,213	$(1,260,207)	$(2,408,420)

BASIC EARNINGS / (LOSS) PER SHARE	$0.04	$(.07)	$(.11)
DILUTED EARNINGS/ (LOSS) PER SHARE	$0.03	$(.07)	$(.10)

WEIGHTED AVERAGE
BASIC	23,852,826	23,852,826	-
DILUTED	34,413,574	23,852,826	(10,560,748)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	As reported under Acquisition Accounting for the three months ended	As reported under Reverse Merger Accounting for the three months ended	Effect of Change
	September 30,2007	September 30,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$867,877	$867,877	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	271,377	271,377	-
Changes in assets and liabilities:
Restricted cash	(1,289,788)	(1,289,788)	-
Account receivables	1,086,362	1,086,362	-
Inventory	892,338	892,338	-
Prepaid expenses	698,464	698,464	-
Accounts payable and accrued expenses	(2,640,752)	(2,640,751)	-
Other payables	(49,304)	(49,304)	-

Total Adjustments	(1,031,303)	(1,031,301)	-

Net Cash Provided By (Used In) Operating Activities	(163,426)	(163,426)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(334,385)	(334,385)	-
Acquisition of Qingdao’s equity	(864,000)	(864,000)	-

Net Cash Used In Investing Activities	(1,198,385)	(1,198,385)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	(452,463)	(452,463)	-
Repayment of bank loan	(1,076,370)	(1,076,370)	-

Net Cash Provided By (Used In) Financing Activities	(1,528,833)	(1,528,833)	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	142,243	142,243	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,748,401)	(2,748,401)	-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200	-

CASH AND CASH EQUIVALENTS – ENDING	$2,189,799	$2,189,799	$-

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

Originally, we used an expected volatility approximate 7% and assumed that expected volatility would be the same as historical volatility for calculations of value assigned the preferred stock and warrants.  After reviewing comments from the SEC, we changed certain assumptions utilized, particularly volatility, and therefore changed values assigned to the preferred stock and warrants resulting from the automatic conversion of convertible promissory notes into Series A preferred stock (Please see Note 14 – Restatement to Reflect Reverse Merger Accounting, Reallocation of Proceeds of Convertible Promissory Notes and Reclassification of Beneficial Conversion Feature of Series A Preferred Shares- to see the effects of these changes on the Balance Sheet, Income Statement and Statement of Cash Flow).

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

I.	Disclosure Controls and Procedures.
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

II.	Changes in Internal Control Over Financial Reporting
On May 4, 2008, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

On May 4, 2008, the Board of Directors concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following:

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

2.
Revision of capitalized costs related to financing transaction. In connection with the US$5,500,000 financing that we completed in August 2007, we granted warrants, with an exercise price of US$0.50 per share, to purchase up to 990,000 shares of common stock to the placement agent of the Financing. The expiration date of this warrant is May 17, 2011. Furthermore, as a result of the investors’ exercise of their Series J warrants in December 2007, we granted the placement agent an additional warrant to purchase up to 750,000 shares of common stock with an exercise price of US$0.60 per share; the expiration date of this warrant is December 28, 2011. These placement agent warrants have the same terms as the Series A and Series B Warrants we issued to the investors.  The cost related to the two placement agent warrants were originally capitalized and amortized over the term of the warrants.    However, after further  discussion  and research, we  believe  the  warrants  issued to  the placement  agents  are directly attributable to raisingcapital; if we had not issued the warrants to the placement agent, we would have paid the same amount of cash as the fair value of the warrants.  Therefore, we will allocate the proceeds received in a financing transaction to the preferred shares and warrants on a relative fair value basis to the additional paid-in capital of preferred shares and common shares, respectively.

This control deficiency resulted in a misstatement to substantially all of our financial statements and disclosures covering the year ended June 30, 2007 and onward, which resulted in a material misstatement to such annual and interim financial statements (September 30, 2007 and December 30, 2007) that was not prevented or detected. Because of the aforementioned control deficiencies, which together constitute a material weakness, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective.

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

Although we believe that these corrective steps will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and our filings do not receive any additional comments from the SEC, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in our internal control. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

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

We may be exposed to risks relating to our disclosure controls and our internal controls over financial reporting and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management as of September 30, 2007, our internal controls were deemed ineffective, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007, and restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed an amendment on September 29, 2008 to conform, and make consistent the disclosure contained herein with our other filings.  The latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  No assurances can be given that we will be able to adequately remediate existing deficiencies.  Although we believe that these corrective steps – restating our financial statements and hiring a new Acting CFO – will enable management to conclude that our internal controls over financial reporting are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year.

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

Date: December 8, 2008

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