Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-12-10
CIK 1321559

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

Yes ☒No ☐
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

On December 9, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.
INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	4
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	5
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	29
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1.A	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for those periods on August 5, 2008.  Pursuant to additional SEC comments, management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, on September 29, 2008, we filed restated financials for the quarter ending December 31, 2007 in an amendment to our 10-Q for that same quarter and disclosed that our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.    We are filing this amendment to respond to additional SEC comments, which we received on November 14, 2008.

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

NOTE 4 – INVENTORY

Inventory at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31	June 30,
	2007	2007
Finished products	$111,924	$571,357
Raw materials	2,562,009	2,206,420
Parts and supplies	52,850	41,280
Work in process	123,030	574,839
Total	$2,849,813	$3,393,896

NOTE 5 – RELATED PARTY TRANSACTIONS

Viewed from the perspective of the financial statements of the reporting entity, a related party may be any of the following:

•	Affiliates

•	Principal owners and close kin

•	Management and close kin

•	Parents and subsidiaries

•	Equity method investors and investees

•	Trusts for the benefit of employees

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

NOTE 6 – DEFERRED FINANCING COSTS

Costs related to obtaining the convertible note are capitalized and amortized over the term of the related debt using the straight-line method, which is 12 months. The remaining balance was allocated to issuance costs and netted with additional paid-in capital as the note was converted in August 2007 per Note 8.  Deferred financing costs at December 31, 2007 and June 30, 2007 were as follows:

	December 31	June 30,
	2007	2007
Deferred financing costs	$460,017	$460,017
Less: Accumulated amortization	460,017	54,945
Net deferred financing costs	$-	$405,072

Amortization of deferred financing costs charged to operations for the six months ending December 31, 2007 and December 31, 2006 was $49,835 and $-0-, respectively.

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31	June 30,
	2007	2007
Buildings	$3,842,612	$3,533,677
Machinery and equipment	10,854,604	9,848,634
Subtotal	$14,697,216	13,382,311
Less: Accumulated depreciation	6,120,634	5,446,391
Total	$8,576,582	$7,935,920

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

NOTE 9 – CONVERSION OF CONVERTIBLE NOTES

On August 9, 2007, the convertible notes converted to the following items: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing. (Please see Note 18 – Allocation of Proceeds of Convertible Promissory Notes to see a detailed description of the accounting for the Series A preferred stock issued with the warrants.)

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
•           Warrant Valuation = Black-Scholes Call Value * number of Series warrants outstanding.

Additionally, as a result of the beneficial conversion feature of the Series B preferred shares we reclassified $1,390,853 from retained earnings to additional paid-in capital.  This amount is also a reduction to the net income available to the common shareholders in the numerator of the earning-per-share calculation in the second quarter of FY2008.  (Please see Note 18 – Beneficial Conversion Feature of Series B Preferred Shares.) As a result, the number of weighted average share for calculating the diluted earning per share has reduced from 33,856,385 to 24,178,913 due to the anti dilution.

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS

ASSETS
	As reported under Acquisition Accounting as at	As reported under Reverse Merger Accounting as at
	December 31,2007	December 31,2007	Effect of Change
CURRENT ASSETS
Cash and cash equivalents	$7,029,604	$7,029,604	$-
Account receivables, net of allowance $40,603 and $38,945, respectfully	6,976,926	6,976,926	-
Inventory	2,849,813	2,849,813	-
Other receivables	120,519	120,519	-
Prepaid expenses and other current assets	72,645	72,645	-
Advance payments	2,048,889	2,048,889	-
Deferred placement agent warrant costs, net	1,093,131	-	(1,093,131)
Total Current Assets	20,191,527	19,098,396	(1,093,131)

PROPERTY AND EQUIPMENT, NET	8,576,582	8,576,582	-

GOODWILL	1,017,245	-	(1,017,245)

Total Assets	$29,785,354	$27,674,978	$(2,110,376)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,937,200	2,399,719	$462,519
Short-term bank loans	4,113,000	4,113,000	-
Total Current Liabilities	6,050,200	6,512,719	462,519

LONG-TERM DEBT	1,730,339	1,730,339	-

MINORITY INTEREST	98,753	98,753	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	3,986,666	4,634,677	648,011
Placement agent warrants	1,127,313	1,172,487	45,174
Additional paid-in capital	11,590,258	11,048,604	(541,654)
Retained earnings	3,556,733	(3,133,524)	(6,690,257)
Statutory reserves	371,364	348,009	(23,355)
Accumulated other comprehensive income	1,248,162	1,362,269	114,107

Total Stockholders’ Equity	21,906,062	19,333,167	$(2,572,895)

Total Liabilities and Stockholders’ Equity	$29,785,354	$27,674,978	$(2,110,376)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING, REALLOCATION OF PROCEEDS FROM EXERCISE OF SERIES J WARRANTS AND RECLASIFICATION OF BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported under Acquisition Accounting for the six months ended	As reported under Reverse Merger Accounting for the six months ended
	December 31,2007	December 31,2007	Effect of Change

REVENUE	$15,418,892	$15,418,892	$-

COST OF SALES	11,306,299	11,306,299	-

GROSS PROFIT	4,112,593	4,112,593	-

EXPENSES
Selling, general and administrative	2,395,296	2,901,544	506,248
Depreciation expense	41,054	41,054	-

Total Expenses	2,436,350	2,942,598	506,248

INCOME FROM OPERATIONS	1,676,243	1,169,995	(506,248)

OTHER INCOME (EXPENSES)
Interest income	32,295	32,295	-
Interest expense	(217,755)	(217,755)	-
Other income (expense), net	248,662	248,662	-

Total Other Income (Expenses)	63,202	63,202	-

INCOME BEFORE PROVISION
FOR INCOME TAX	1,739,445	1,233,197	(506,248)

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	1,739,445	1,233,197	(506,248)

MINORITY INTEREST	(1,980)	(1,980)	-

NET INCOME	1,741,425	1,235,177	(506,248)

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(1,390,853)	(1,390,853)
Series B convertible preferred stock

NET INCOME / (LOSS) APPLICABLE TO	1,741,425	(2,639,902)	(4,381,327)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	710,043	824,150	114,107

COMPREHENSIVE INCOME	$2,451,468	$(1,815,752)	$(4,267,220)

BASIC EARNINGS / (LOSS) PER SHARE	$0.07	$(.11)	$(.18)
DILUTED EARNINGS/ (LOSS) PER SHARE	$0.05	$(.11)	$(.16)

WEIGHTED AVERAGE
BASIC	24,178,913	24,178,913	-
DILUTED	33,856,385	24,178,913	(9,677,472)

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

Allocation of proceed from the exercise of J warrants	2007-12-28
Proceeds of Series B Preferred Shares	5,000,000
Commission of Series B Preferred Shares	462,519
Proceeds of Series B Preferred Shares after deducting commission	4,537,481
Value of Placement Agent Warrants	839,550
Incremental value of original Placement Agent Warrants	31,680
Net proceeds after deduction of value and incremental value of placement agent warrants	3,697,931
Series C Warrants	4,308,750
Series D Warrants	3,985,000
Incremental value of Series A Warrants (Note 1)	223,850
Incremental value of Series B Warrants (Note 1)	284,900
Total value of investor warrants, incremental value of investors warrants and preferred shares	8,293,751
Value of Series B Preferred Shares	5,000,000
Allocation of Warrants	2,307,078
Allocation of Series B Preferred Shares	1,390,853

Note 1:  Incremental value of Series A and Series B warrants was expensed in the period as indirect financing costs.

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

NOTE 18 – ALLOCATION OF PROCEEDS OF CONVERTIBLE PROMISSORY NOTES

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

Originally, we used an expected volatility approximate 7% and assumed that expected volatility would be the same as historical volatility for calculations of value assigned the preferred stock and warrants.  After reviewing comments from the SEC, we changed certain assumptions utilized, particularly volatility, and therefore changed values assigned to the preferred stock and warrants resulting from the automatic conversion of convertible promissory notes into Series A preferred stock.

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

NOTE 19 – BENEFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

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

NOTE 20 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

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

NOTE 21 – SUBSEQUENT EVENTS

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” comprise control deficiencies that we discovered in the third quarter of fiscal year 2008 as we were preparing responses to SEC comments regarding the registration statement on Form S-1 that we filed on February 29, 2008 and in the first quarter of our fiscal 2009 year as we were preparing additional responses to SEC comments regarding the registration statement on Form S-1 that we filed on August 5, 2008.  Pursuant to this discovery, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

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

Based on the evaluation done by our management as of December 31, 2007, our internal controls were deemed ineffective, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we are required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

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