Form 10-Q/A
period 2008-03-31
Jpak Group, Inc.
filed 2008-12-10
CIK 1321559

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

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2007 (unaudited) and June 30, 2007	6
	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2008 and 2007	7
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2008 and 2007	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	35
Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1.A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

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

NOTE 7 – PROPERTY AND EQUIPMENT

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

NOTE 9 – CONVERSION OF CONVERTIBLE NOTES

In August 9, 2007, the convertible notes converted to following items: (i) 5,608,564 shares of our Series A Convertible Preferred Stock, par value $.0001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Class A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Class A Warrants”), (iii) Class B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Class B Warrants”) and (iv) Class J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our Common Stock, (b) Class C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Class C Warrants”) and (c) Class D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Class D Warrants” and together with the Class A Warrants, Class B Warrants and Class C Warrants, the “Warrants”). The Class J Warrants shall only be exercisable until 90 days following the effective date of a registration statement registering for sale the shares of common stock underlying the securities issued in the financing.  (Please see Note 20 – Allocation of Proceeds of Convertible Promissory Notes to see a detailed description of the accounting for the Series A preferred stock issued with the warrants.)

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

The Company originally did not include the impact of the beneficial conversion features of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  The inclusion of beneficial conversion features reduces the net income applicable to common stocks holders by US$3,875,079.  As a result, the number of weighted average share for calculating the diluted earning per share has reduced from 44,576,470 to 24,286,022 due to the anti dilution.

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

Originally we considered the incremental costs as part of the issuance costs for the Series B Preferred Shares.  Nevertheless, after reviewing the comments from SEC, now we believe these costs are indirect costs associated with the offering of our securities and should be changed to an expense.  The incremental value of  Series A warrants, Series B Warrants and investors warrants are US$540,430.  The key assumptions we utilized for the calculation of warrants are:

•
Volatility is based on our estimate of expected volatility by utilizing the historical expected or implied volatility of similar entities whose instruments are publicly available.  Our estimate of the expected volatility of Jpak is 30.28%

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

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)

The effect of restatement is as follows:

         CONSOLIDATED BALANCE SHEETS
ASSETS
	As reported originally as at	As reported currently as at
	March 31, 2008	March 31, 2008	Effect of Change
CURRENT ASSETS
Cash and cash equivalents	$4,790,573	$4,790,573	$-
Account receivables, net of allowance	9,599,369	9,599,369	-
Inventory	4,529,545	4,529,545	-
Other receivables	1,000,823	1,000,823	-
Prepaid expenses and other current assets	251,984	251,984	-
Advance payments	425,776	425,776	-
Deferred placement agent warrant costs, net	-	-	-
Total Current Assets	20,598,070	20,598,070	-

PROPERTY AND EQUIPMENT, NET	11,532,961	11,532,961	-

Total Assets	$32,131,031	$32,131,031	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,558,752	$3,558,752	$-
Trade notes payable	1,713,600	1,713,600	-
Short-term bank loans	3,570,000	3,570,000
Advance payment from customer	34,063	34,063	-
Other payables	74,598	74,598	-
Total Current Liabilities	8,951,013	8,951,013	-

LONG-TERM DEBT	1,361,027	1,361,027	-

MINORITY INTEREST	104,958	104,958	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value,
5,608,564 shares authorized, issued and outstanding	561	561	-
Common stock, $0.001 par value, 300,000,000 shares
authorized 24,505,000 shares issued and outstanding	24,505	24,505	-
Series B convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized, issued and outstanding	500	500	-
Allocation of Series A Preferred Shares	-	2,484,226	2,484,226
Allocation of Series B Preferred Shares	-	1,390,853	1,390,853
Warrants	-	4,634,677	4,634,677
Pacement agent warrants	-	1,172,487	1,172,487
Aditional paid-in capital	14,387,979	11,048,604	(3,339,375)
Retained earnings	4,788,287	(1,554,581)	(6,342,868)
Statutory reserves	348,009	348,009	-
Accumulated other comprehensive income	2,164,192	2,164,192	-

Total Stocholder's Equity	21,714,033	21,714,033	-

Total Liabilities and Stockholder' Equity	$32,131,031	$32,131,031	-

NOTE 15 – RESTATEMENT TO REFLECT CORRECTION OF ACCOUNTING ERRORS (continued)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	As reported originally for the nine months ended	As reported currently for the nine months ended
	March 31, 2008	March 31, 2008	Effect of Change

REVENUE	$26,232,788	$26,232,788	$-

COST OF SALES	19,183,182	19,183,182	-

GROSS PROFIT	7,049,606	7,049,606	-

EXPENSES
Selling, general and administrative	4,141,691	4,219,602	77,911

Total Expenses	4,141,691	4,219,602	77,911

INCOME FROM OPERATIONS	2,907,915	2,830,004	77,911

OTHER INCOME (EXPENSES)
Interest income	37,544	37,544	-
Interest expense	(284,318)	(284,318)	-
Other income (expense), net	230,890	230,890	-

Total Other Income (Expenses)	(15,884)	(15,884)	-

INCOME BEFORE PROVISION
FOR INCOME TAX	2,892,031	2,814,120	77,911

PROVISION FOR INCOME TAX	-	-	-

NET INCOME BEFORE MINORITY INTEREST	2,892,031	2,814,120	77,911

MINORITY INTEREST	-	-	-

NET INCOME	2,892,031	2,814,120	77,911

Beneficial conversion feature related to issuance of	-	(2,484,226)	(2,484,226)
Series A convertible preferred stock

Beneficial conversion feature related to issuance of	-	(1,390,853)	(1,390,853)
Series B convertible preferred stock
		__________	__________
NET INCOME / (LOSS) APPLICABLE TO	2,892,031	(1,060,959)	(3,952,990)
COMMON STOCK HOLDERS

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,626,073	1,626,073	-

COMPREHENSIVE INCOME	$4,518,104	$565,114	$(3,952,990)

BASIC EARNINGS / (LOSS) PER SHARE	$0.12	$(.04)	$(.16)
DILUTED EARNINGS/ (LOSS) PER SHARE	$0.06	$(.04)	$(.10)

WEIGHTED AVERAGE
BASIC	24,286,022	24,286,022	-
DILUTED	44,576,470	24,286,022	(20,290,448)

NOTE 15 – RESTATEMENT TO REFLECT REVERSE MERGER ACCOUNTING (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
As reported originally for the nine months ended	As reported currently for the nine months ended
March 31, 2008	March 31, 2008	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,892,031	$2,814,120	$	(77,911)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Bad debt expense	7,521	7,521
Depreciation and amortization	722,211	722,211		-
Changes in assets and liabilities:
Account receivables	(271,952)	(271,952)		-
Inventory	(801,688)	(801,688)		-
Other receivables	(950,642)	(950,642)		-
Prepaid expenses and other current assets	536,561	536,561		-
Advance payments	(404,428)	(404,428)		-
Accounts payable and accrued expenses	(1,335,844)	(1,335,844)		-
Advance payment from customers	32,355	32,355		-
Other payables	3,421	3,421		-

Total Adjustments	(2,462,485)	(2,462,485)		-

Net Cash Used By Operating Activities	429,546	351,635		(77,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,761,488)	(2,761,488)		-
Addition of construction in progress	(679,820)	(679,820)		-
Cash acquired from the subsidiary	99,695	99,695		-

Net Cash Used By Investing Activities	(3,341,613)	(3,341,613)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Trade notes payable	1,085,120	1,085,120		-
Proceeds from capital contribution	3,898,813	3,976,724		77,911
Repayment of bank loans	(2,352,778)	(2,352,778)		-

Net Cash Provided By Financing Activities	2,631,155	2,709,066		77,911

EFFECT OF FOREIGN CURRENCY
TRANSLATION ON CASH	133,285	133,285		-

NET DECREASE IN CASH AND CASH QUIVALENTS	(147,627)	(147,627)		-

CASH AND CASH EQUIVALENTS – BEGINNING	4,938,200	4,938,200		-

CASH AND CASH EQUIVALENTS – ENDING	$4,790,573	$4,790,573		$-

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

NOTE 20 – ALLOCATION OF PROCEEDS OF CONVERTIBLE PROMISSORY NOTES

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

NOTE 21 – SUBSEQUENT EVENTS

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

Comparison of the Nine Months ended March 31, 2008

Nine Months Ended March 31	2008	2007
Sales	$26,232,788		$21,193,911
Cost of sales	$19,183,182		$16,363,957
Selling, general and administrative expenses	$4,219,602		$3,386,039
Minority Interest	-		126,265
Net Income	$2,814,120		$896,358
Foreign currency translation adjustment	$1,626,073	$
Comprehensive income	$565,114		$994,903

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

Foreign Currency Translation and Transactions.

The financial position and results of operations of our foreign subsidiaries are determined using local currency (Chinese Yuan) as the functional currency.  Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each year end.  Contributed capital accounts are translated using the historical rate of exchange when capital is injected.  Income statement accounts are translated at the average rate of exchange during the year.  Translation adjustments arising from the use of different exchange rates from peroid to period are included in the cumulative translation adjustment account in shareholders' equity.  Gains and losses resulting from foreign currency transactions are included in operations.  Due to the volatile nature of the Chinese Yuan, the results of operations and financial condition could be materially impacted.

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

We may be exposed to risks relating to our disclosure controls and our internal controls over financial reporting and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management as of June 30, 2007, our internal controls over financial reporting were deemed ineffective, in that we did not accurately account for the share exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange, the placement agent warrants issued in the financing that closed simultaneously with the share exchange, and the cash flow translation in our June 30, 2007 financial statements.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in a quarterly report on Form 10-Q for each such quarter on September 29, 2008.  Those revisions impacted the financial statements for the quarter ended September 31, 2007 and as a result, filed an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to better address complex accounting issues.  We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control, and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the fist time at the end of this fiscal year.

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