Form 10-K/A
period 2008-06-30
Jpak Group, Inc.
filed 2008-12-10
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO ____________

COMMISSION FILE NUMBER:

JPAK GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

15 Xinghua Road
Qingdao, Shandong Province
Postal Code 266401
People’s Republic of China
(86-532) 84616387
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☒ No ☒

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

Large accelerated filer  ☐                                                              Accelerated Filer ☐
Non-accelerated filer    ☐                                                              Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

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

JPAK GROUP, INC.
FORM 10-K INDEX

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company was required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for those periods on August 5, 2008.  Pursuant to additional SEC comments, management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, on September 29, 2008, we filed restated financials for the quarter ending December 31, 2007 in an amendment to our 10-Q for that same quarter and disclosed that our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.    The revisions made in the September 29, 2008 filings impacted the financial statements for the year ending June 30, 2008 and we therefore we also filed an amendment to our 10-K for such year.  We are filing this amendment to respond to additional SEC comments that we received on November 14, 2008.

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

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed an initial registration statement on November 9, 2007, to fulfill our obligations under the RRA. We are subject to certain monetary obligations if, the registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

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

The acquisition of Qingdao has been accounted for in the financial statements using the reverse merger accounting method.

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

Milk scandal and its effects on Jpak

The Milk scandal

In September 2008, the Chinese health ministry announced that several babies died in recent months and thousands were sickened by contaminated milk formula powder. The authorities confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertilizer. Adding the chemical to milk makes the formula test at higher concentrations of protein.

The tainted milk powder was traced to the Sanlu Group, one of China's biggest dairy producers, which operates as a joint venture with a New Zealand-based dairy conglomerate, Fonterra. Further investigation revealed that milk formula powder produced by dozens of other dairy producers were also contaminated.

Management’s evaluation process

Management is currently evaluating the probable or reasonably possible effects that the milk scandal will have on our business and operations.  We closely monitor the impacts of the scandal on the industry with particular attention to the impact it has on our existing customers.  We conduct our analysis both quantitatively and qualitatively.  The key indicators we use to evaluate the industry include sales volume of milk products and production facility utilization of the milk product producers.  Nevertheless, China lacks authoritative quantitative data for the industry’s sales volume and production facility, so we also conduct qualitative analysis.  The key indicators we use for internal evaluation of our existing customers include sales, inventory turnover, account receivable turnover and bad debt expenses.  Furthermore, we also communicate directly with our customers and collect their feedbacks.

Current status of evaluation

The impact of the scandal is still evolving.  Recently we have seen many small to medium size companies, including many of our customers, suspend their production while large companies have low production facility utilization.

As we are a supplier to the milk product producers, the impact on us has a certain time lag.  Our customers may delay or cancel their planned orders.  We are closely monitoring the indicators of our sales, inventory turnover, accounts receivable turnover and bad debt expenses.  Nevertheless, the detailed financial impacts are yet to be observed.

Possible effects of the scandal and results of our evaluation

The milk scandal has brought the industry into a crisis as consumers’ confidence on the milk products is significantly damaged.  In recent years, we have been focusing strongly in the dairy packaged segment because it brings higher margins than the fruit juice market. Between January and August 2008, the total volume for beverage cartons was 900,000,000 packs, 360,000,000 of which were diary related. 70% of our clients are dairy or related and account for approximately 45% of our sales.

Based on the above evaluation, we anticipate that the milk scandal will have a significant impact on our operations.  Financially it will reduce our revenue and therefore impact our net income.  It may also increase the amount of bad debt if we cannot collect our account receivables from our existing clients.  We currently anticipate that the milk scandal may affect our revenues by as much as 30% in the current year.

In addition, the milk scandal has some direct impact on our customers. Thus far we have only had a small test order from Sanlu and due to the scandal, have decided to abort our initial efforts to develop our relationship with them.  Two of our other customers, Taizinai has suspended its production while Yinying has reduced its orders.

Actions being taken

Management is taking every action necessary to minimize the impact.  In order to address the issue of falling revenue, our sales department is dedicating itself to developing the domestic and overseas market. In the three months ended September 30, 2008 we have developed fourteen new domestic clients and begun exploring the Bulgaria market, which amounted to 5% of the sales. In addition, we are closely monitoring the account receivable balance client by client.  We have also tightened our credit control by having hard caps on our customers' credit limits.

Furthermore, we have reduced our inventory level according to our estimated future orders and tried to keep a lean production.  Internally we have paid more attention to cost cutting by measures such as reducing the defective production percentage.

Finally, we have strengthened our R&D.  We have successfully developed packaging which can be used in the SIG filling machines, which we believe will bring additional revenue to the Company.

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

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2008		2007

SALES		$37,263,624	$30,438,550

COST OF SALES		27,379,350	23,556,328

GROSS PROFIT		9,884,274	6,882,222

OPERATING EXPENSES
Selling, general and administrative		6,054,118	4,693,147

INCOME FROM OPERATIONS		3,830,156	2,189,075

OTHER INCOME (EXPENSES)
Non-operating income		43,154	46,734
Interest Income		90,801	79,908
Interest expense		(356,589)	(449,014)
Non-operating expense		(21,644)	(48,641)
Government subsidy income		219,333	146,535

Total Other Income (Expenses)		(24,945)	(224,478)

INCOME BEFORE PROVISION FOR INCOME TAXES		3,805,211	1,964,597

PROVISION FOR INCOME TAXES		-	263,870

NET INCOME BEFORE MINORITY INTEREST		3,805,211	1,700,727

MINORITY INTEREST		(1,460)	-

NET INCOME		3,806,671	1,700,727

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE OF
SERIES A CONVERTIBLE PREFERRED STOCK		(2,484,226)	-

BENEFICIAL CONVERSION FEATUREE RELATED TO ISSUANCE OF
SERIES B CONVERTIBLE PREFERRED STOCK		(1,390,853)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS		(68,408)	1,700,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		2,109,409	366,698

COMPREHENSIVE INCOME		$2,041,001	$2,067,425

BASIC EARNINGS PER SHARE	$	( .00)	$.07
DILUTED EARNINGS PER SHARE	$	( .00)	$.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC		24,341,066	23,005,000
DILUTED		24,341,066	29,085,831

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A		Series B
			Convertible preferred		Convertible preferred		Allocation of	Allocation of			Commission Series A	Commission Series B				Accumulated Other	Total
	Common Stock		Stock		Stock		Series A	Series B		Placement	of	of	Additional	Retained		Compre-	Stock-
		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensiv	holders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity

Balance June 30, 2006	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,343,390	$ 535,675	$177,936	$ 171,421	$ 6,251,427

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	332,869	-	-	-	332,869
															.
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,530,654	-	-	1,530,654

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	366,698	366,698

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	(170,073)	170,073	-	-

Balance June 30, 2007	23,005,000	$23,005	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,676,259	$1,896,256	$348,009	$ 538,119	$ 8,481,648

Common stock issued in conjunction
with RX Staffing recapitalization	1,500,000	1,500	-	-	-	-	-	-	-	-	-	-	(1,500)	-	-	-	-

Proceeds of preferred shares
allocate on Aug 9, 2007	-	-	-	-	-	-	2,484,226	-	2,327,600	332,937	355,237	-	(5,500,000)	-	-	-	-

Proceeds of preferred shares
allocate on Dec 8, 2007	-	-	-	-	-	-	-	1,390,853	2,307,078	839,550	-	462,519	(5,000,000)	-	-	-	-

Series A & B convertible
preferred stock	-	-	5,608,564	561	5,000,000	500	-	-	-	-	-	-	-	-	-	-	1,061

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	11,181,010	(2,389,878)	-	-	8,791,132

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,806,671	-	-	3,806,671

Beneficial conversion feature related
to issuance of Series A convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,484,226	(2,484,226)	-	-	-

Beneficial conversion feature related
to issuance of Series B convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	1,390,853	(1,390,853)	-	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,109,409	2,109,409

Balance June 30, 2008	24,505,000	$24,505	5,606,564	$ 561	5,000,000	$ 500	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,230,848	($ 562,030)	$348,009	$2,647,528	$23,189,921

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

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants (from four to six years) was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (the “Series B financing”).

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

NOTE 21 – BENIFICIAL CONVERSION FEATURE OF SERIES B PREFERRED SHARES

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

NOTE 22 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

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

NOTE 23 – SUBSEQUENT EVENTS

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

2.
Revision of reverse acquisition accounting.  The acquisition of Qingdao Renmin was initially accounted for using the purchase method. Subsequent to the issuance of the June 30, 2007, financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd were holding companies with no significantoperations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange will be treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd is the continuing entity for financial reporting purposes.  Accordingly, we needed to prepare the financial statements as if Jpak Ltd. had always been the reporting company and then on the share exchange date, changed its name and reorganized its capital stock.  As a result, we restated our financial statements for the year ending June 30, 2007 and revised our financial statements to reflect reverse merger accounting by eliminating the goodwill and adjusting the additional paid-in capital.

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

Although we believe that these corrective steps will enable management to conclude that our internal controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and our filings do not receive any additional comments from the SEC, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $90,000 and $55,000, respectively.

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

Date:  December 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 8, 2008	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: December 8, 2008	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: December 8, 2008	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: December 8, 2008	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: December 8, 2008	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: December 8, 2008	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER