Form 10-Q/A
period 2007-09-30
Jpak Group, Inc.
filed 2008-12-16
CIK 1321559

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

On December 12, 2008, there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, per value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

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

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transaction.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for the quarter ending September 30, 2007 in a 10-Q/A on August 5, 2008.  Then, we received additional SEC comments  and determined that the financial statements for the quarter ending December 31, 2007 must be restated again, and that the financial statements for the quarter ending March 31, 2008  must be restated; these revisions impact the financial statements for the quarter ended September 30, 2007 and as a result, we filed another amendment – on September 29, 2008, to our quarterly report on Form 10-Q for the quarter ending September 30, 2007 to conform, and make consistent the disclosure contained herein with our other filings. We are filing this amendment to revise our disclosure regarding our disclosure controls and procedures..

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
the date is December 11, 2008)

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

●
Volatility is based on our estimate of expected volatility by utilizing the historical, expected or implied volatility of similar entities whose instruments are publicly available.  Our estimate of the expected volatility of Jpak is 30.28%

●	Risk-free Rate of Return based on the rate of treasury note with the same expiry term.
●	Black-Scholes Call Value is calculated using the like of http://www.blobek.com/black-scholes.html
●	Warrant Valuation = Black-Scholes Call Value * number of Series warrants outstanding.

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

●
Volatility is based on our estimate of expected volatility by utilizing the historical, expected or implied volatility of similar entities whose instruments are publicly available.  Our estimate of the expected volatility of Jpak is 30.28%

●	Risk-free Rate of Return based on the rate of treasury note with the same expiry term.
●	Black-Scholes Call Value is calculated using the like of http://www.blobek.com/black-scholes.html
●	Warrant Valuation = Black-Scholes Call Value * number of Series warrants outstanding.

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

On a relative fair value basis, we have allocated $2,484,226 and $2,327,600 to the Series A Convertible Preferred Shares and the warrants respectively.  The effective conversion price is $0.221, the allocated proceeds of $2,484,226 divided by 11,217,128 (the number of shares to be received on conversion).  The intrinsic value of the conversion option therefore is $5,592,106 [(11,217,128 shares) Ч ($0.72 – $0.221)].  Because $5,592,106 is more than $2,484,226, the proceeds allocated to the A Convertible Preferred Shares, the intrinsic value of the conversion option is limited to $2,484,226.

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
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

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

Date:  December 12, 2008

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