Form 10-Q/A
period 2007-12-31
Jpak Group, Inc.
filed 2008-12-16
CIK 1321559

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

On December 12, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock , and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock and 5,000,000 shares of our Series B Preferred Stock, par value $.001 per share outstanding, which are convertible into an aggregate of 8,333,333 shares of our common stock.

JPAK GROUP, INC.
INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2007 (unaudited) and June 30, 2007	5
	Consolidated Statements of Operations (unaudited)
	Three months ended December 31, 2007 and 2006	5
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended December 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1.A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

EXPLANATORY NOTE :  On May 3, 2008, the Board of Directors of Jpak Group, Inc. (“we”, “us”, “our” or the "Company") concluded that the Company is required to restate its previously issued audited financial statements for the year ended June 30, 2007, and as a result, its financial statements for the quarters ending September 31, 2007 and December 31, 2007. Subsequent to the issuance of the June 30, 2007 financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the year ended June 30, 2007 (which were included in our Registration Statement on Form S-1), and the periods ended September 30, 2007, and December 31, 2007, should no longer be relied upon.  Accordingly, we filed restated financials for those periods on August 5, 2008.  Pursuant to additional SEC comments, management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.    As a result of the Board’s decision and the aforementioned revisions to our financial statements, on September 29, 2008, we filed restated financials for the quarter ending December 31, 2007 in an amendment to our 10-Q for that same quarter and disclosed that our previously issued financial statements for the periods ended December 31, 2007 and March 31, 2008, should no longer be relied upon.    We are filing this amendment to revise our disclosure regarding our disclosure controls and procedures.

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

The intrinsic value of the conversion option therefore is $11,942,480 [(8,333,333 shares) Ч ($1.60 – $0.167)].  Because $11, 942,480 is more than $1,390,853, the proceeds allocated to the A Convertible Preferred Shares, the intrinsic value of the conversion option is limited to $1,390,853.

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