Form 10-Q/A
period 2008-03-31
Jpak Group, Inc.
filed 2008-12-16
CIK 1321559

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

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all. >From time to time, we may seek additional financing to provide the capital required to maintain or expand our production facilities, implement research and development and equipment and/or working capital initiatives, as well as to repay outstanding loans if cash flow from operations is insufficient. We cannot predict with certainty the timing or account of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or develop new business at the desired rate. Consequently, our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

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

We may not be able to adequately protect our intellectual property, which could harm our competitive advantage.  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States of America. In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us. >From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

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