Form 10-K/A
period 2008-06-30
Jpak Group, Inc.
filed 2008-12-16
CIK 1321559

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.   Based on the evaluation done by our management at June 30, 2008, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.  Initially, due to staffing and resource constraints, a material weakness became evident to management in its December 2007 evaluation regarding our inability to simultaneously close the books on a timely basis each month and quarter and to generate all the necessary disclosure for inclusion in our SEC filings. This material weakness caused us to be late in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007. In our quarterly report for the quarter ending September 30, 2007, we did not have sufficient resources to discover and correctly account for the impact of the issuance of certain warrants on our financial statements.  In addition, this lack of staffing and resources led to a misstatement in our financial statements.
Based on the evaluation done by our management as of June 30, 2008, our internal controls were deemed ineffective, in that we did not accurately account for the Share Exchange and related transactions so as to avoid a material misstatement in our financial statements that would not be prevented or detected in a timely manner.  Due to SEC comments we received concerning our registration statement on Form S-1, we conducted further research about how to account for the share exchange and related activities and only then did management recognize the material weakness. This material weakness caused an error in our financial statements regarding how we accounted for the share exchange and the placement agent warrants issued in the financing that closed simultaneously with the share exchange.  These mistakes flowed through to our financial statements for the quarters ending September 30, 2007 and December 31, 2007.  On May 4, 2008, the Board of Directors concluded that we were required to restate our previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007 and December 31, 2007.  Restated financial statements for the year ending June 30, 2007 were included in an amendment to our Registration Statement on Form S-1; restated financials for the quarter ending September 30, 2007 and December 31, 2007 were included in amendments to such reports that we filed on August 5, 2008.  After such filing, we received additional SEC comments and determined that the financial statements for the quarter ending December 31, 2007 must be restated again and that the financial statements for the quarter ending March 31, 2008 must be restated; we filed restated financials for the quarter ending December 31, 2007 and March 31, 2008 in an amendment to our quarterly report on Form 10-Q for each such quarter on September 29, 2008. Those revisions however, impacted the financial statements for the quarter ended September 31, 2007 and as a result, we filed, on September 29, 2008, an amendment to that quarterly report to conform, and make consistent the disclosure contained therein with our other filings.  This latest restatement was needed to properly account for the extension of the term of the Series A and Series B Warrants, as well as the compensation issued pursuant to the exercise of the Series J Warrants.

We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.  No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls.  Although we believe that these corrective steps – restating our financial statements and hiring a new Acting CFO (see Management section below) – will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act which will be newly applicable to us for the first time at the end of this fiscal year.

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

Date:  December 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 12, 2008	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: December 12, 2008	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: December 12, 2008	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: December 12, 2008	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: December 12, 2008	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: December 12, 2008	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER