Form 10-Q/A
period 2008-09-30
Jpak Group, Inc.
filed 2008-12-29
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

On December 26, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.0001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock.

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

i

Explanatory Note: We are filing this amendment to conform and make consistent the disclosure contained herein with our other filings as a result of SEC comments that we received on December 18, 2008.

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

Net income. Net income was approximately US$0.3 million for three months ended September 30, 2008 as compared to net income of approximately US$0.9 million for the three months ended September 30, 2007, an decrease of US$535,995. The decrease in net income was primarily due to increase of general and administrative expense during the period.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

I.   Disclosure Controls and Procedures.
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the period covered by this Report.  However, we did file and mail proxy statements to re-elect our Board of Directors for our Annual Shareholder Meeting, which was held on December 10, 2008, on or about November 7, 2008.

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

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer, Principal Accounting Officer,
President & Director

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date:  December 23, 2008