Form 10-Q
period 2008-12-31
Jpak Group, Inc.
filed 2009-02-17
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

             Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On February 13, 2008 there were 24,805,000 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	December 31, 2008 (unaudited)	5
	Consolidated Statements of Operations (unaudited)
	Three and six months ended December 31, 2008 and 2007	6
	Consolidated Statements of Cash Flows (unaudited)
	Six months ended December 31, 2008 and 2007	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	21
Item 4.	Controls and Procedures	22
Item 4T	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1.A	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and other comprehensive income, and cash flows for the six months ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the company’s management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
February 2, 2009

Jpak Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,998,193	$7,218,904
Accounts receivable, net of allowance for doubtful accounts of $196,709
and $45,359 at December 31, 2008 and June 30, 2008, respectively	7,730,299	9,026,455
Inventory	3,840,311	5,420,631
Other receivables	1,295,378	1,131,511
Prepaid expenses and other current assets	161,681	96,751
Advance payments	3,044,664	1,367,622
Total Current Assets	22,070,526	24,261,874

PROPERTY AND EQUIPMENT, NET	11,841,437	11,660,063

Total Assets	$33,911,963	$35,921,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,022,397	$3,598,732
Trade notes payable	3,467,442	3,784,956
Short term bank loans	3,080,700	3,063,900
Current portion of long-term debt	953,110	1,263,786
Other payables	344,486	259,861
Total Current Liabilities	9,868,135	11,971,235

LONG-TERM DEBT	764,307	655,091

MINORITY INTEREST	105,710	105,690

Total Liabilities	10,738,152	12,732,016

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Common stock, $0.001 par value, 300,000,000 shares authorized
24,805,000and 24,505,000 shares issued and outstanding at
December 31 2008 and June 30, 2008	24,805	24,505
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series A Preferred Shares	2,484,226	2,484,226
Series B Preferred Shares	1,390,853	1,390,853
Warrants	4,634,678	4,634,678
Placement Agent Warrants	1,172,487	1,172,487
Additional paid-in capital	11,453,304	11,048,604
Retained earnings	(943,857)	(562,030)
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,608,245	2,647,528
Total Stockholders’ Equity	23,173,811	23,189,921

Total Liabilities and Stockholders’ Equity	$33,911,963	$35,921,937

The accompanying notes are an integral part of these consolidated financial statements.

Jpak Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

SALES	$6,108,787	$6,114,644	$15,539,117	$15,418,892

COST OF SALES	5,206,666	4,319,117	12,202,568	11,306,299

GROSS PROFIT	902,121	1,795,527	3,336,549	4,112,593

OPERATING EXPENSES
Selling, general and administrative	1,517,427	1,572,252	3,625,088	2,942,598

INCOME (LOSS) FROM OPERATIONS	(615,306)	223,275	(288,539)	1,169,995

OTHER INCOME (EXPENSES)
Interest Income (expense), net	(99,092)	(96,453)	(107,617)	(185,460)
Non-operating income (expense), net	1,134	238,498	13,770	248,662

Total Other Income (Expenses)	(97,958)	142,045	(93,847)	63,202

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(713,264)	365,320	(382,386)	1,233,197

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(713,264)	365,320	(382,386)	1,233,197

MINORITY INTEREST	(67)	(1,980)	(559)	(1,980)

NET INCOME (LOSS)	(713,197)	363,340	(381,827)	1,235,177

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE
OF SERIES A CONVERTIBLE PREFERRED STOCK	-	-	-	(2,484,226)

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE
OF SERIES B CONVERTIBLE PREFERRED STOCK	-	(1,390,853)	-	(1,390,853)

NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS	(713,197)	(1,027,513)	(381,827)	(2,639,902)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(375)	468,008	(39,283)	824,150

COMPREHENSIVE INCOME (LOSS)	(713,572)	(559,505)	(421,110)	(1,815,752)

BASIC EARNINGS PER SHARE	(0.03)	(0.04)	(0.02)	(0.11)
DILUTED EARNINGS PER SHARE	(0.03)	(0.04)	(0.02)	(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC	24,805,000	24,505,000	24,805,000	24,178,913
DILUTED	24,805,000	24,505,000	24,805,000	24,178,913

The accompanying notes are an integral part of these consolidated financial statements.

Jpak Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$	(381,827)	$1,235,177
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Minority interest		(559)	(1,980)
Depreciation expense		598,024	518,645
Loss (Gain) on disposal of fixed assets		(332)	-
Share-based payment		303,750	-
Bad debt expense		150,823	-
Changes in assets and liabilities:
Accounts receivable		1,192,350	1,937,765
Inventory		1,607,080	676,659
Other receivables		(157,372)	(118,427)
Prepaid expenses and other current assets		36,782	703,834
Advance payments		(1,666,470)	(2,013,322)
Accounts payable and accrued expenses		(1,592,945)	(2,318,245)
Other payables		83,046	(66,978)
Total Adjustments		554,177	(682,049)

Net Cash Provided By Operating Activities		172,350	553,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		(763,260)	(732,080)
Acquisition of Qingdao’s equity		-	(864,000)
Proceeds from disposal of fixed assets		48,345	-
Cash acquired from the subsidiary		-	99,019

Net Cash Used In Investing Activities		(714,916)	(1,497,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commission of Series B Preferred Shares		-	(374,551)
Exercise of J warrants		-	5,000,000
Issuance of trade notes payable		(337,645)	(538,880)
Repayment of employee loans		(211,591)	-
Repayment of bank loans		-	(1,246,935)

Net Cash Provided By (Used In) Financing Activities		(549,236)	2,839,634

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH		(128,910)	195,703

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,220,711)	2,091,404

CASH AND CASH EQUIVALENTS – BEGINNING		7,218,904	4,938,200

CASH AND CASH EQUIVALENTS – ENDING		$5,998,193	$7,029,604

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Unuadited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

JPAK Group, Inc. (Formerly Rx Staffing Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, established under the laws of Nevada on December 6, 2004. The accompanying consolidated financial statements include the financial statements of JPAK Group, Inc. and its subsidiaries. Our primary business is to print and produce packaging products for sale to the beverage and other industries.

On August 9, 2007, Rx Staffing Inc. completed a reverse acquisition of JPAK Group Co., Ltd., (“JPAK”), which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK, per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to JPAK Group, Inc. The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although we are the legal parent company, the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2006, JPAK acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China. In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin, which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flow from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., , a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

Substantially all of our business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which we indirectly hold a 100% interest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of our direct wholly-owned subsidiaries and of our indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $196,709 and $45,359 at December 31, 2008 and June 30, 2008.

NOTE 4 – INVENTORY

Inventory at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008
Finished goods	$863,095	$787,872
Raw materials	2,416,492	4,011,065
Parts and supplies	68,899	66,599
Work in process	491,825	555,095
Total	$3,840,311	$5,420,631

NOTE 5 – ADVANCE PAYMENTS

We make advances to certain vendors for inventory, equipment, and construction-in-progress. The advances on purchase of inventory amounted to $2,339,220 and $825,795 as of December 31, 2008 and June 30, 2008. Additionally, we made advances on equipment purchases amounting to $705,444 and $541,827 as of December 31, 2008 and June 30, 2008, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008
Buildings	$4,370,313	$3,972,267
Machinery and equipment	14,540,332	13,973,256
Subtotal	18,910,645	17,945,523
Less: Accumulated depreciation	7,656,574	7,023,582
	11,254,071	10,921,941
Add: Construction in progress	587,366	738,122
Total	$11,841,437	$11,660,063

Depreciation expense for the six months ending December 31, 2008 and 2007 were $598,024 and $434,628, respectively. Depreciation expense for the three months ending December 31, 2008 and 2007 were $301,115 and $213,086, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2008 and June 30, 2008 consist of the following:

	December 31, 2008	June 30, 2008
Accounts payable	$1,934,703	$3,256,552
Accrued expenses	87,694	342,180
Total	$2,022,397	$3,598,732

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 8 – TRADE NOTES PAYABLE

Trade notes payable consists of noncollateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of December 31, 2008 and June 30, 2008 were $3,467,442 and $3,784,956, respectively.

NOTE 9 – SHORT TERM BANK LOANS

Short term bank loans at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008

On January 29th 2008, we obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 29th ,2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by our property and equipment.	$2,347,200	$2,334,400

On May 30th, 2008, we obtained a loan from China Industrial and
Commercial Bank, of which principal is to be paid in full by May 29th , 2009
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by our equipment.	$733,500	$729,500

Total short term bank loans	$3,080,700	$3,063,900

NOTE 10 – INCOME TAXES

JPAK Group Co., Ltd. was incorporated in the Cayman Islands. Under the laws of Cayman Islands, we are not subject to tax on income or capital gain.

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, we do not believe the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) enjoyed by them.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1,2008 to its foreign investor(s) shall be subject to WHT. Since we intend to reinvest its earnings to further expand its businesses in mainland China, our foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2008, we have not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

NOTE 11 – LONG-TERM DEBT

As of December 31, 2008, we had an outstanding long-term debt of $1,717,417, including the current portion of $953,110. As of June 30, 2008, we had an outstanding long-term debt of $1,918,877, including the current portion of $1,263,786. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

NOTE 12 – EMPLOYEE WELFARE PLAN

We have established an employee welfare plan in accordance with Chinese laws and regulations. Our Full-time employees  in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require us to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $223,505and $154,282 for the quarters ended December 31, 2008 and 2007, respectively.

NOTE 13 – RISK FACTORS

In the three months ended December 31, 2008 and 2007, five vendors accounted for approximately 60% and 94% of our purchases, respectively.

In the three months ended December 31, 2008 and 2007, five customers accounted for approximately 56% and 72% of our sales, respectively.

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended December 31,
	2008	2007

Cash paid for interest	$112,845	$217,755
Cash paid for income taxes	$-	$-

NOTE 16 – EARNINGS PER SHARE

We present earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted retroactively to reflect our recapitalization pursuant to the Securities Exchange Agreement with Rx Staffing.

	Three Months Ended December 31,
	2008		2007

Net income (loss)	$	(713,197)	$363,340

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		-	(1,390,853)

Net income (loss) applicable to common stockholders		(713,197)	(1,027,513)

Weighted average common shares
(denominator for basic income per share)		24,805,000	24,505,000

Effect of diluted securities:		-	-

Weighted average common shares
(denominator for diluted income per share)		24,805,000	24,505,000

Basic net income (loss) per share		$(0.03)	$(0.04)
Diluted net income (loss) per share		$(0.03)	$(0.04)

	Six Months Ended December 31,
	2008		2007

Net income (loss)	$	(381,827)	$1,235,177

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		-	(2,484,226)

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		-	(1,390,853)

Net income (loss) applicable to common stockholders		(381,827)	(2,639,902)

Weighted average common shares
(denominator for basic income per share)		24,805,000	24,178,913

Effect of diluted securities:		-	-

Weighted average common shares
(denominator for diluted income per share)		24,805,000	24,178,913

Basic net income (loss) per share		$(0.02)	$(0.11)
Diluted net income (loss) per share		$(0.02)	$(0.11)

NOTE 17 – LIQUIDATED DAMAGE FOR INEFFECTIVE REGISTRATION STATEMENT

On August 9, 2007, we entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement. We filed the initial registration statemen to fulfill this obligation on October 9, 2007 and our Pre-Effective Amendment Number 7, which was filed on December 16, 2008, was declared effective on December January 7, 2009.  We are subject to certain monetary obligations if the registration statement is not declared effective by the SEC by March 31, 2008. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%. Under the Investor RRA, the shareholders of JPAK were granted piggyback registration rights for 15,805,000 shares of our common stock.

The Investor RAA also contains provisions for the inability to register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants). Pursuant to such a comment, our effective registration statement registered for resale 687,106 shares of common stock underlying the Series A Preferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, we do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Since we were only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, we are only required to pay 6.13% (687,106/11,217,128) of the 2 percent ($110,000) due per month under the terms of the RAA. Therefore, our monthly liquated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, we based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued the American Capital Markets, Ltd. as part of the merger).  Our monetary obligations terminated as of the date our registration statement was declared effective - January 7, 2009.

NOTE 18 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We did not conduct any operations during periods up through the date of the share exchange (the “Share Exchange”) which was completed in August 2007 pursuant to which we acquired all of the outstanding shares of capital stock of Jpak Group Co., Ltd., an exempted company organized under the laws of the Cayman Islands (“Jpak”). The Share Exchange has been accounted for as a reverse  merge accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group reflect Jpak's operations.  As a result, we have included elsewhere in theis Quarterly Report on Form 10-Q the consolidated financial statements of Jpak, our subsidiary which indirectly owns Qingdao Renmin Printing Co., Ltd. our operating subsidiary (“Qingdao Renmin”). Jpak owns 100% equity interest in Qingdao Renmin through its wholly owned subsidiary Grand International Industrial Limited, a company organized under the laws of Hong Kong (“Grand International”).

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

Overview

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe we are the largest and leading domestic supplier of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have recently entered into contracts to manufacture products to export to several other countries.

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

Milk scandal and its effect on Jpak

In September 2008, the Chinese health ministry announced that several babies died and thousands were sickened by contaminated milk formula powder.  The authorities have confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertiliser. Adding the chemical to the milk makes the formula test at higher concentrations of protein.

The tainted milk powder was traced to the Sanlu Group, one of China's biggest dairy producers, which operates as a joint venture with a New Zealand-based dairy conglomerate, Fonterra.  Further investigation revealed that milk formula powders produced by dozens of other dairy producers were also contaminated. As a result of these issues, the Chinese government has begun strengthening its supervision on the milk and beverage industries. As a result, some smaller plants have stopped their production and other larger companies within the industry are still working to recovery from the damage caused by the scandal.

In recent years and prior to the milk scandal, we  began focusing more efforts in the dairy packaged segment as it typically has larger margins than the fruit juice market. Due to the scandal, our recently developed relationship with Sanlu has been terminated and all orders from them have been cancelled. Additionally, orders from Taizinai and Yinying, two of our other customers in the dairy segment, have also fallen.

Management continues to monitor both the short and long-term impact that the milk scandal will have on our business and operations.  Although we are currently taking every action necessary to attempt to minimize the impact, since medium and small size companies constitute most of our customers, our short term revenue has been adversely impacted.  Despite these short-term problems, management’s current effort to realign our marketing effort in the post-scandal market place is beginning to show positive results and we expect our revenues to increase in the near future.

As a result of recent downturn in the worldwide financial and credit markets, some of our key customers are experiencing  a challenging business environment in conjunction with mounting financial pressure.  As a result, management has recently tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers.

Although many companies are facing challenges from the worldwide economic downturn, our sales department has developed seven new clients in the domestic and overseas market that amounted for 6% of the total sales in the three months ended December 31, 2008.  In addition, we are negotiating with a leading Chinese milk producer and if those negotiations are successful, our orders may increase significantly.

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

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main business of this joint venture is to research and develop filling machines.  We are progressing with related technology and techniques and the filling machines are still in the development period. Management is formalizing its strategies for the filling machines, but hopes for a market launch sometime in the first quarter of fiscal 2010. Now the filling machines can run at 12,000 packages output per hour during our tests and stability of all parts of the machines is being observed for further amendment if any.

In addition, we successfully developed packaging which can be used in the filling machines created by SIG.  Management believes this new packaging will be able to increase our revenue significantly with a relative higher gross margin. Currently, the new products are being tested by ourselves and among our customers.  Provided that the product tests are successful, the sales of SIG packaging are expected to generate a significant amount of revenue.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended December 31, 2008 and 2007

Three Months Ended December 31	2008	2007
Sales	$6,108,787	$6,114,644
Cost of sales	$5,206,666	$4,319,117
Total expenses	$1,517,427	$1,572,252
Other income (expense)	$(97,958)	$142,045
Income taxes	$-	$-
Net income (loss)	$(713,197)	$363,340
Foreign currency translation adjustment	$(375)	$468,008
Comprehensive income/Loss	$(713,572)	$(559,505)

Sales. Total sales were approximately US$6.1 million for the three months ended December 31, 2008 as compared to approximately US$6.1 million for the same period of 2007, with no material fluctuations. Revenue did not grow significantly because of the down turn of the milk product industry caused by the continuous impact of the recent milk scandal and global financial crisis in the second half of 2008.

Cost of Sales. Cost of sales for the three months ended December 31, 2008, was approximately US$5.2 million, or 85.2% of sales compared to US$4.3 million, or 70.6% of sales, for the same period of 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Under the difficult market circumstances, we began to cut down our sales price to enhance our competitive edge and attract new customers, which led to a decrease of gross margin by as much as 14.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.5 million for the three months ended December 31, 200,8 as compared to approximately US$1.6 million for the same period of 2007, a slight decrease of approximately US$0.1 million, or 3.5%. The decrease was mainly due to the expense for warrant issuances that occurred in the same period of 2007.

Net income (loss).  Net loss was approximately US$0.7 million for three months ended December 31, 2008, as compared to net income of approximately US$0.3 million for the same period of 2007, a decrease of approximately US$1 million. The decrease in net income was primarily due to our sales price reduction which directly caused the decrease of gross margin.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$375 as of December 31, 2008 as compared to gain of US$0.5 million as of December 31, 2007. The balance sheet amounts with the exception of equity at December 31, 2008, were translated at RMB6.81663 to US$1.00 as compared to RMB7.29395 at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended December 31, 2008 and 2007 were RMB6.82786 and RMB7.44345, respectively.

Comprehensive loss. The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$0.7 million for the three months ended December 31, 2008 as compared to a loss of US$0.6 million for the three months ended December 31, 2007, an increase of $0.1 million. The increase of loss was mainly due to the reduction of our operating profit in this period.

Comparison of the six months ended December 31, 2008 and 2007

Six Months Ended December 31	2008	2007
Sales	$15,539,117	$15,418,892
Cost of sales	$12,202,568	$11,306,299
Total expenses	$3,625,088	$2,942,598
Other income (expense)	$(93,847)	$63,202
Income taxes	$-	$-
Net income (loss)	$(381,825)	$1,235,177
Foreign currency translation adjustment	$(39,283)	$824,150
Comprehensive income/Loss	$(421,110)	$(1,815,752)

Sales. Total sales were approximately US$15.5 million for the six months ended December 31, 2008 as compared to approximately US$15.4 million for the same period of 2007, increased by approximately US$0.1 million. Revenue did not grow significantly because of the down turn of the milk product industry caused by the continuous impact of the recent milk scandal and global financial crisis in the second half of 2008, which had a greatly impact on sales volume. To deal with the difficulty, we reduced prices to promote sales, which also had negative effect to revenue.

Cost of Sales. Cost of sales for the six months ended December 31, 2008, was approximately US$12.2 million, or 78.5% of sales, as compared to US$11.3 million, or 73.3% of sales, for the same period of 2007. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Under the difficult market circumstances, we began to cut down our sales price to enhance our competitive edge and attract new customers, which led to a decrease of gross margin by as much as 5.2%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$3.6 million for the six months ended December 31, 2008, as compared to approximately US$2.9 million for the same period of 2007, an increase of approximately US$0.7 million, or 23.2%. The increase was mainly due to an increase in research and development expenses and the bad debt provision for the six months ended December 31, 2008. We strengthened our research and development activity in 2008, which caused the total R&D expense to reach almost US$1 million, while in the same period of 2007, R&D expense was US$0.5 million. For the six months ended December 31, 2008, we increased the bad debt provision for the accounts receivable to US$0.2 million, as compared to US$0.05 million for bad debt provision in the same period of 2007.

Net income (loss).  Net loss was approximately US$0.4 million for six months ended December 31, 2008, as compared to net income of approximately US$1.2 million for the same period of 2007, a decrease of approximately US$1.6 million. The decrease in net income was primarily due to the sales price reduction which directly caused the decrease of gross profit margin.  In addition, the increase of selling, general and administrative expense also reduced net income.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$0.04 as of December 31, 2008 as compared to gain of US$0.8 million as of December 31, 2007. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at RMB6.81663 to US$1.00 as compared to RMB7.29395 at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2008 and 2007 were RMB6.8292 and RMB7.50626, respectively.

Comprehensive loss. The comprehensive loss, which adds the currency adjustment to net income/loss, was approximately US$0.4 million for the six months ended December 31, 2008 as compared to a loss of US$1.8 million for the six months ended December 31, 2007, a decrease of $1.4 million. The decrease of loss was because we did not incur a loss due to the beneficial conversion feature related to the issuance of convertible preferred stock as in the same period of 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital totaling approximately US$12.2 million, including cash and cash equivalents of US$6.0 million.

Net cash generated in operating activities was US$172,350 for the six months ended December 31, 2008. This net cash generated was primarily due to the decrease of accounts receivable and inventory balance during this period.  Net cash generated in operating activities was US$553,128 for the six months ended December 31, 2007. This net cash generated was primarily due to the reduction in accounts receivable, inventory and prepaid expenses during the same period of 2007.

Net cash used in investing activities for the six months ended December 31, 2008 totaled US$0.7 million and related primarily to the purchase of property and equipment. Net cash used in investing activities for the six months ended December 31, 2007 totaled US$1.5 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qindao Renmin which was not owned by us.

Net cash used in financing activities for the six months ended December 31, 2008 was US$0.5 million and related primarily to the decrease of trade notes payable and repayment of bank loans. Net cash generated in financing activities for the six months ended December 31, 2007 was US$2.8 million and related primarily to exercise of Warrant J during the same period of 2007.

We entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of December 31, 2008, we had an aggregate principal amount of US$3.0 million outstanding under the loan agreements, which amounts mature from January 2009 to May 2009 and bear interest at a rate of 7.47% per annum. The loan agreements contain customary affirmative and negative covenants. As of December 31, 2008, we were in material compliance with the terms of our loan agreements.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 10-K/A for the year ending June 30, 2008 for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2008.

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

On May 4, 2008, our Board of Directors concluded that we are required to restate its previously issued audited financial statements for the year ended June 30, 2007 and the periods ended September 30, 2007, and December 31, 2007.  Subsequent to the issuance of these financial statements, management identified various errors in connection with its 2007 financial statements and determined that a restatement was necessary in respect of the following:

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

On September 23, 2008, our Board of Directors concluded that we are required to restate its previously issued audited financial statements for the period ended December 31, 2007 and March 31, 2008.  Subsequent to the issuance of these financial statements, management identified various errors in connection with them and determined that a restatement was necessary in respect of the following:

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

2.
We incurred a commission of $462,519.22 pursuant to the Series J Exercise.  However, this commission was not paid until January 16, 2008.  Originally, in the financial statements as of March 31, 2008, we did not account for this commission as a deduction to additional paid-in capital; we included this commission as part of the expenses in the third quarter.  To correct the error, we accounted for the commission as a deduction to additional paid-in capital in the second quarter and revise the amount of expenses in the third quarter.

These control deficiencies resulted in a misstatement to substantially all of our financial statements and disclosures covering the year ended June 30, 2007 and onward, which resulted in a material misstatement to such annual and interim financial statements (September 30, 2007, December 30, 2007 and March 31, 2008) that was not prevented or detected. Because of the aforementioned control deficiencies, which together constitute a material weakness, our management concluded that our internal control over financial reporting was ineffective.

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

Although we believe that these corrective steps will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and our filings do not receive any additional comments from the SEC, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in our internal control. We cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in Internal  Control -  Integrated  Framework  ("ICFT")  issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2008, we did not maintain effective controls over the financial reporting process.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended December 31, 2008. Based on the evaluation, management concluded that there was a material weakness in our internal control over financial reporting.  Subsequent to the issuance of our June 30, 2007 financial statements, management identified various errors in connection with our 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result, we filed restated financial statements for the year ending June 30, 2007 and for the quarters ending September 30, 2007 and December 31, 2007.  We then received additional SEC comments and management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit us to provide  only  management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We  filed and mailed proxy statements to re-elect our Board of Directors for our Annual Shareholder Meeting, which was held on December 10, 2008, on or about November 7, 2008.  All of our directors were reelected at the Annual Shareholder Meeting as follows:

Director Nominee	FOR (# and %)	WITHHELD (# and %)
Yijun Wang	23,946,323 (89.50%)	0
Huatian Sha	23,946,323 (89.50%)	0
Qingjun Yang	23,946,323 (89.50%)	0
Ming Qi	23,946,323 (89.50%)	0
Stewart Shiang Lor	23,946,323 (89.50%)	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

15.1	Letter regarding unaudited interim financial information

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer, Chief Accounting Officer,
President & Director

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date:  February 17, 2008