Form 10-Q
period 2009-03-31
Jpak Group, Inc.
filed 2009-05-14
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 13, 2009 there were 25,005,000 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2009 (unaudited)	4
	Consolidated Statements of Operations (unaudited)
	Three and nine months ended March 31, 2009 and 2008	5
	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended March 31, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	21
Item 4.	Controls and Procedures	21

Item 4T	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1.A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and other comprehensive income, and cash flows for the nine months ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
April 28, 2009

JPAK GROUP, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,952,631	$3,433,948
Restricted cash	2,989,178	3,784,956
Accounts receivable, net of allowance for doubtful accounts of $1,441,909
and $45,359 at March 31, 2009 and June 30, 2008, respectively	10,110,173	9,026,455
Inventory	3,239,498	5,420,631
Other receivables	1,238,718	1,131,511
Loan receivable-current	131,850	-
Prepaid expenses and other current assets	114,159	96,751
Advance payments	2,358,112	1,367,622
Total Current Assets	22,134,319	24,261,874

PROPERTY AND EQUIPMENT, NET	12,167,373	11,660,063

LOAN RECEIVABLE-NON CURRENT	43,950	-

Total Assets	$34,345,642	$35,921,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,057,293	$3,442,859
Trade notes payable	2,734,622	3,784,956
Short term bank loans	3,076,500	3,063,900
Current portion of long-term debt	951,811	1,263,786
Other payables	272,099	259,861
Income tax payable	167,429	-
Other taxes payable	383,681	155,873
Total Current Liabilities	9,643,435	11,971,235

LONG-TERM DEBT	1,508,950	655,091

MINORITY INTEREST	105,187	105,690

Total Liabilities	11,257,572	12,732,016

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Common stock, $0.001 par value, 300,000,000 shares authorized
24,805,000 and 24,505,000 shares issued and outstanding at
March 31 2009 and June 30, 2008, respectively	24,805	24,505
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series A Preferred Shares	2,484,226	2,484,226
Series B Preferred Shares	1,390,853	1,390,853
Warrants	4,634,678	4,634,678
Placement Agent Warrants	1,172,487	1,172,487
Additional paid-in capital	11,453,304	11,048,604
Retained earnings	(988,710)	(562,030)
Statutory reserves	348,009	348,009
Accumulated other comprehensive income	2,567,357	2,647,528
Total Stockholders’ Equity	23,088,070	23,189,921

Total Liabilities and Stockholders’ Equity	$34,345,642	$35,921,937

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2009		2008		2009		2008

SALES		$11,968,137		$10,813,896		$27,507,254		$26,232,788

COST OF SALES		8,637,784		7,876,883		20,840,352		19,183,182

GROSS PROFIT		3,330,353		2,937,013		6,666,902		7,049,606

OPERATING EXPENSES
Selling, general and administrative		3,152,896		1,277,004		6,777,984		4,219,602

INCOME (LOSS) FROM OPERATIONS		177,457		1,660,009		(111,082)		2,830,004

OTHER INCOME (EXPENSES)
Interest expense, net		(55,803)		(60,693)		(163,420)		(246,774)
Non-operating income (expense), net		487		(18,393)		14,257		230,890

Total Other Expenses		(55,316)		(79,086)		(149,163)		(15,884)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES		122,141		1,580,923		(260,245)		2,814,120

PROVISION FOR INCOME TAXES		167,372		-		167,372		-

NET INCOME (LOSS) BEFORE MINORITY INTEREST		(45,231)		1,580,923		(427,617)		2,814,120

MINORITY INTEREST		(378)		1,980		(937)		-

NET INCOME (LOSS)		(44,853)		1,578,943		(426,680)		2,814,120

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE
OF SERIES A CONVERTIBLE PREFERRED STOCK		-		-		-		(2,484,226)

BENEFICIAL CONVERSION FEATURE RELATED TO ISSUANCE
OF SERIES B CONVERTIBLE PREFERRED STOCK		-		-		-		(1,390,853)

NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS		(44,853)		1,578,943		(426,680)		(1,060,959)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment		(40,888)		801,923		(80,171)		1,626,073

COMPREHENSIVE INCOME (LOSS)	$	(85,741)		$2,380,866	$	(506,851)		$565,114

BASIC EARNINGS PER SHARE	$	(0.00)	$	(0.06)	$	(0.02)	$	(0.04)
DILUTED EARNINGS PER SHARE	$	(0.00)	$	(0.03)	$	(0.02)	$	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC		24,805,000		24,505,000		24,805,000		24,286,022
DILUTED		24,805,000		46,903,748		24,805,000		24,286,022

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$	(426,680)	$2,814,120
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Minority interest		(937)	-
Depreciation expense		909,320	722,211
Loss (Gain) on disposal of fixed assets		(332)	-
Share-based payment		405,000
Bad debt expense		1,395,887	7,521
Changes in assets and liabilities:
Accounts receivable		(2,442,127)	(271,952)
Inventory		2,202,674	(801,688)
Other receivables		(135,496)	(950,642)
Prepaid expenses and other current assets		(17,004)	536,561
Advance payments		(1,032,099)	(404,428)
Accounts payable and accrued expenses		(1,399,169)	(1,115,131)
Income tax payable		167,372	-
Other taxes payable		227,088	(220,713)
Advanced payment from customers		29,730	32,355
Other payables		(18,565)	3,421
Total Adjustments		291,342	(2,462,485)

Net Cash Provided By (Used In) Operating Activities		(135,338)	351,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		(1,335,995)	(3,441,308)
Proceeds from disposal of fixed assets		48,352	-
Cash acquired from the subsidiary		-	99,695
Loan receivable		(175,740)	-

Net Cash Used In Investing Activities		(1,463,383)	(3,341,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of trade notes payable		(1,065,535)	1,085,120
Proceeds from capital contribution		-	3,976,724
Repayment of employee loans		533,810	-
Repayment of bank loans		-	(2,352,778)

Net Cash Provided By (Used In) Financing Activities		(531,725)	2,709,066

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH		(146,649)	133,285

NET DECREASE IN CASH AND CASH EQUIVALENTS		(2,277,095)	(147,627)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH– BEGINNING		7,218,904	4,938,200

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH– ENDING		$4,941,809	$4,790,573

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
Advance payments reclassed to construction in progress		$80,548	$-

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing”) completed a reverse acquisition of JPAK Group Co., Ltd., (“JPAK”), which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK, per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to JPAK Group, Inc. The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK. Thus, JPAK is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

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

Reclassification

Certain amounts of June 30, 2008 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of March 31, 2009 and June 30, 2008, the Company had $2,989,178 and $3,784,956 restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash is held in custody by the bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

Note 4– Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of allowance for doubtful accounts amounted to $1,441,909 and $45,359 as of March 31, 2009 and June 30, 2008, respectively. Additional allowance amounted to $1,396,363 due from a previous major customer, who was near bankruptcy as of March 31, 2009, is fully recorded.

Note 5 – Inventory

Inventory at March 31, 2009 and June 30, 2008 consists of the following:

	March 31, 2009	June 30, 2008

Finished goods	$915,041	$787,872
Raw materials	2,197,540	4,011,065
Parts and supplies	90,432	66,599
Work in process	36,485	555,095
Total	$3,239,498	$5,420,631

Note 6 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances on purchase of inventory amounted to $1,523,588 and $825,795 as of March 31, 2009 and June 30, 2008. Additionally, the Company made advances on equipment purchases amounted to $834,524 and $541,827 as of March 31, 2009 and June 30, 2008 respectively.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 7 – Property and Equipment

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31, 2009	June 30, 2008
Buildings	$4,364,355	$3,972,267
Machinery and equipment	14,866,258	13,973,256
Subtotal	19,230,613	17,945,523
Less: Accumulated depreciation	7,957,456	7,023,582
	11,273,157	10,921,941
Add: Construction in progress	894,216	738,122
Total	$12,167,373	$11,660,063

Depreciation expense for the nine months ended March 31, 2009 and 2008 were $909,320 and $722,211 respectively. Depreciation expense for the three months ended March 31, 2009 and 2008 were $311,296 and $287,583, respectively.

Note 8 – Loan Receivable

The Company provides a non interest-bearing loan amounted to $175,800 to a certain customer for purchasing a filling machine, with a commitment from the customer on buying an agreed quantity of packaging supplies from the Company. The customer agreed to pay back the loan receivable in four installments by June 30, 2010.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008
Accounts payable	$2,009,256	$3,256,552
Accrued expenses	48,037	186,307
Total	$2,057,293	$3,442,859

The carrying values of accounts payable and accrued expenses approximate fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consists of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of March 31, 2009 and June 30, 2008 were $2,734,622 and $3,784,956, respectively.

Note 11 – Short Term Bank Loans

Short term bank loans at March 31, 2009 and June 30, 2008 consist of the following:

	March 31,	June 30,
	2009	2008

On January 29 2009, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 29, 2009.
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's property and equipment.	$-	$2,334,400

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 11 – Short Term Bank Loans (continued)

	March 31,	June 30,
	2009	2008

On January 22 2009, the Company obtained a loan from Qingdao City
Commercial Bank, of which principal is to be paid in full by January 22, 2010.
Interest is to be calculated using an annual fixed rate of 5.31% and
paid monthly. The loan is secured by the company's property and equipment.	$2,344,000	$-

On May 30, 2008, the Company obtained a loan from China Industrial and
Commercial Bank, of which principal is to be paid in full by May 29, 2009.
Interest is to be calculated using an annual fixed rate of 7.47% and
paid monthly. The loan is secured by the company's equipment.	$732,500	$729,500

Total short term bank loans	$3,076,500	$3,063,900

Note 12 – Income Taxes

JPAK Group Co., Ltd. was incorporated in the Cayman Islands. Under the laws of Cayman Islands, the Company is not subject to tax on income or capital gain.

The operating subsidiary Qingdao Renmin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Pursuant to FEIT Law, foreign invested enterprises (“FIEs”) are subject to FEIT at a state tax rate of 30% plus a local tax rate of 3% on PRC taxable income. FIEs are also entitled to be exempted from FEIT for a 2-year period starting from their first profit-making year followed by a 50% reduction of FEIT payable for the subsequent three years, if they fall into the category of production-oriented enterprises with an operational period of more than 10 years in China. Qingdao Renmin started its tax holiday period on January 1, 2007, which will end on December 31, 2011.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the period ended March 31, 2009, the income tax expense was $167,372.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 13 – Long-Term Debt

As of March 31, 2009, the Company had an outstanding long-term debt of $2,460,761, including the current portion of $951,811. As of June 30, 2008, the Company had an outstanding long-term debt of $1,918,877, including the current portion of $1,263,786. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

Note 14 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $ 346,014 and $ 262,211 for the quarters ended March 31, 2009 and 2008.

Note 15 – Risk Factors

In the three months ended March 31, 2009 and 2008, five vendors accounted for approximately 84% and 80% of the Company’s purchases, respectively.

In the three months ended March 31, 2009 and 2008, five customers accounted for approximately 63% and 62% of the Company’s sales, respectively.

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

Note 17 – Supplemental Cash Flow Information

	Nine Months Ended March 31
	2009	2008

Cash paid for interest	$300,148	$248,318
Cash paid for income taxes	$-	$-

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

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

		Three Months Ended March 31
		2009	2008

Net income (loss)	$	(44,853)	$1,578,943

Weighted average common shares
(denominator for basic income per share)		24,805,000	24,505,000

Effect of diluted securities:
Convertible preferred stock		-	10,608,564
Warrants		-	11,790,184

Weighted average common shares
(denominator for diluted income per share)		24,805,000	46,903,748

Basic net income (loss) per share	$	(0.00)	$0.06
Diluted net income (loss) per share	$	(0.00)	$0.03

	Nine Months Ended March 31
	2009		2008

Net income (loss)	$	(426,680)		$2,814,120

Beneficial conversion feature related to issuance
of Series A convertible preferred stock		-		(2,484,226)

Beneficial conversion feature related to issuance
of Series B convertible preferred stock		-		(1,390,853)

Net income (loss) applicable to common stockholders		(426,680)		(1,060,959)

Weighted average common shares
(denominator for basic income per share)		24,805,000		24,286,022

Effect of diluted securities:		-		-

Weighted average common shares
(denominator for diluted income per share)		24,805,000		24,286,022

Basic net income (loss) per share	$	(0.02)	$	(0.04)
Diluted net income (loss) per share	$	(0.02)	$	(0.04)

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

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (687,106/11,217,128) of the 2 percent ($110,000) due per month under the terms of the Company’s RAA. Therefore, the Company’s monthly liquidated damages will be roughly $6,738.07. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued to the American Capital Markets, Ltd. as part of the merger).

Until January 7, 2009, the registration statement of the Company is declared effective by SEC and therefore the monetary obligations are terminated since then.

Note 20 – Subsequent Events

On April 1, 2009, we issued 200,000 restricted shares to Dongliang (Frank) Su for the Acting CFO duties he will provide to us from April 1, 2009 through March 31, 2010.  The fair value of these shares at the issuance date was US$20,000.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

Due to China’s new anti-monopoly laws, some of our larger competitors have recently decreased the amount of bundled products that they offer.  This may cause some of these competitors to actually lower their price points, but we believe it will allow us to be more competitive since the sale of bundled products still maintains a relative large portion of the overall market.  As such,, we will continue to try and compete and build on our offerings of bundled materials and equipment.

Milk scandal and its continuing impact on operations

In September 2008, the Chinese health ministry announced that over the previous months several babies died and thousands were sickened by contaminated milk formula powder.  The authorities later confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertilizer. Adding the chemical to the milk makes the formula test at higher concentrations of protein.

The tainted milk powder was traced to the Sanlu Group, one of China's biggest dairy producers, which operates as a joint venture with a New Zealand-based dairy conglomerate, Fonterra.  Further investigation revealed that milk formula powders produced by dozens of other dairy producers were also contaminated. Following this scandal, the Chinese government began strengthening its supervision of both the milk and beverage industries. As a result, some smaller plants have stopped their production and other larger companies within the industry are still working to recover from the damage caused by the scandal.

In recent years and prior to the milk scandal, we began focusing more efforts in the dairy packaged segment as it typically has higher margins than the fruit juice market. Due to the scandal, our previously developed relationship with Sanlu has been terminated and all orders from them have been cancelled. Additionally, orders from Taizinai and Yinying, two of our other customers in the diary sector, have also fallen sharply.

Management continues to monitor both the short and long-term impact that the milk scandal will have on our business and operations. Although we are currently taking every action necessary to attempt to minimize the impact, since medium and small size companies constitute most of our customers, our short term revenue has been adversely impacted.   Despite these short-term problems, management’s current effort to realign our marketing effort in the post-scandal market place is beginning to show positive results and we expect our revenues to increase in the near future.  In the past quarter, we began discussions with several new customers including some milk producers. In fact, Wondersun, a client that we recently obtained, became one of our top 10 clients in terms of sales during the previous quarter.

As a result of recent downturn in the worldwide financial and credit markets, some of our key customers are experiencing a challenging business environment in conjunction with mounting financial pressure.  As a result, management has tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers.

Although many companies are facing challenges from the worldwide economic downturn, our sales department has developed eleven new domestic clients which amounted to 8% of the total sales in the three months ended March 31, 2009.  In addition, we are making progress in our negotiations with a leading Chinese milk producer and if these negotiations are successful, our orders may increase significantly.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Continuing and increasing the recent orders from Russia and other Eastern European markets;
●	Establishing brand names and brand awareness; and
●	Enhancing the Company’s competitive advantages through continued R&D.

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main focus of this joint venture is the research and development of liquid filling machines.  We are currently in the process of finalizing the development of certain new filling machine  technology and techniques. Management is currently formalizing its strategies for these new filling machines and hopes to launch these products by July 2009. Our initial testing has shown that these updated filling machines can produce  12,000 packages per hour.  We are currently monitoring the stability of all parts of the machines to determine if any additional adjustments are needed.

In addition, we successfully developed packaging which can be used in the filling machines created by SIG.  Management believes this new packaging could result in significantly increased revenues with a higher gross margin. These new products are still being tested by ourselves and among our customers and we expect customer approval in the near term.. Provided that the product tests are successful, the sales of SIG packaging are expected to generate significant additional revenue.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased the annual capacity from 2 billion packs last year to approximate 3.5 billion packs under our current normal packaging. Additionally, once our SIG packaging system passes its initial testing,, management plans to introduce up to eight more production lines with annual capacity of 80 million packs per line (as funding becomes available).

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we decreased the scrap percentage and lowered our costs.

We expanded our market by increasing the number of transactions with existing key clients and new clients; during fiscal year 2008, we gained a number of additional clients.  We have received orders from customers in Russia and Eastern Europe, who currently account for only small amount of our total sales, but we intend to expand the amount of customers in these regions. Management also believes we are well positioned to attain new strategic clients in the year 2009 with our new filling machines and once the SIG packaging becomes fully operational.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended March 31, 2009 and 2008

Three Months Ended March 31	2009	2008
Sales	$11,968,137	$10,813,896
Cost of sales	$8,637,784	$7,876,883
Total expenses	$3,152,896	$1,277,004
Other income (expense)	$(55,316)	$(79,086)
Income taxes	$167,372	$-
Net income (loss)	$(44,853)	$1,578,943
Foreign currency translation adjustment	$(40,888)	$801,923
Comprehensive income (loss)	$(85,741)	$2,380,866

Sales. Total sales were approximately US$12.0 million for the three months ended March 31, 2009 as compared to approximately US$10.8 million for the same period of 2008, an increase of approximately US$1.2 million, or 10.7%. The growth of revenue was mainly due to partial recovery from the impact of the milk scandal discussed above and the global financial crisis.   In addition, our recent adjustment in sales strategy and our continuing efforts to locate and develop new customers also contributed to the sales growth.  With our competitive pricing advantage, we have added 11 new domestic customers in this quarter which accounted for 8% of total revenue.

Cost of Sales. Cost of sales for the three months ended March 31, 2009 was approximately US$8.6 million, or 72.2% of sales, as compared to US$7.9 million, or 72.8% of sales, for the same period of 2008. Our cost of sales are primarily composed of raw materials costs (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Under the difficult current market conditions, we reduced our selling price to enhance our competitive edge and continue to attract new customers. Additionally, we have adopted tighter cost management procedures in order to maintain our cost advantage over certain competitors.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$3.2 million for the three months ended March 31, 2009 as compared to approximately US$1.3 million for the same period of 2008, a dramatic increase of approximately US$1.9 million, or 147%. This increase was mainly result of a onetime bad debt allowance of approximately US$1.4 million due to a former major customer who was near bankruptcy. In addition, our R&D expenses increased by US$0.2 million over the previous period.  As a result of the bad debt allowance, management has tightened our credit procedures and control by having ceilings on our customers’ credit limits and is more closely monitoring the financial situation of our customers.

Net income (loss).  Net loss was approximately US$0.04 million for three months ended March 31, 2009 as compared to net income of approximately US$1.6 million for the same period of 2008, a decrease of approximately US$1.6 million. The decrease in net income was primarily the result of the one-time bad debt allowance of almost US$1.4 million.  Without this bad debt allowance, net income would have only decreased by approximately US$0.2 million.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$40,888 as of March 31, 2009 as compared to gain of US$0.8 million as of March 31, 2008. The balance sheet amounts with the exception of equity at March 31, 2009 were translated at RMB6.8259 to US$1.00 as compared to RMB7.0028 at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were RMB6.8253 and RMB7.4286, respectively.

Comprehensive loss. The comprehensive income, which adds the currency adjustment to net income, was a loss of approximately US$0.09 million for the three months ended March 31, 2009 as compared to an income of US$2.4 million for the three months ended March 31, 2008, a decrease of income by $2.5 million. The decrease of income was mainly due to the reduction of our operating profit in this period.

Comparison of the nine months ended March 31, 2009 and 2008

Nine Months Ended March 31	2009	2008
Sales	$27,507,254	$26,232,788
Cost of sales	$20,840,352	$19,183,182
Total expenses	$6,777,984	$4,219,602
Other income (expense)	$(149,163)	$(15,884)
Income taxes	$167,372	$-
Net income (loss)	$(426,680)	$2,814,120
Foreign currency translation adjustment	$(80,171)	$1,626,073
Comprehensive income (loss)	$(506,851)	$565,114

Sales. Total sales were approximately US$27.5 million for the nine months ended March 31, 2009 as compared to approximately US$26.2 million for the same period of 2008, increased by approximately US$1.3 million, or 4.9%. The limited growth of revenue was mainly due to the downturn of our dairy package sales as a result of the milk scandal discussed above.  In addition, the recent global financial crisis caused some of our customers to decrease orders and reduced our projected overall sales volume. To help deal with these issues, we reduced certain prices which increased sales volume but had a negative effect on revenue.

Cost of Sales. Cost of sales for the nine months ended March 31, 2009 was approximately US$20.8 million, or 75.8% of sales, as compared to US$19.2 million, or 73.1% of sales, for the same period of 2008. Our cost of sales are primarily composed of raw materials costs (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Under the difficult current market conditions, we have reduced our selling price to enhance our competitive edge and to continue to attract new customers.   Although this strategy allowed us to increase sales volume it also contributed to our decreased gross margin by 2.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$6.8 million for the nine months ended March 31, 2009 as compared to approximately US$4.2 million for the same period of 2008, an increase of approximately US$2.6 million, or 61%. The increase was mainly due to an increase of research and development expenses and the bad debt allowance for the nine months ended March 31, 2009. The Company continuously strengthened our research and development activities, which caused the total R&D expense to reach almost US$1.5 million, as compared to the R&D expense of US$0.8 million in the same period of 2008. For the nine months ended March 31, 2009, we had bad debt allowance of approximately US$1.4 million due to a former major customer who was near bankruptcy. As a result of the bad debt allowance, management tightened our credit procedures and control by having ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers.

Net income (loss).  Net loss was approximately US$0.4 million for nine months ended March 31, 2009 as compared to net income of approximately US$2.8 million for the same period of 2008, a decrease of approximately US$3.3 million. The decrease in net income was primarily due to the increase of $US2.6 million in selling, general and administrative expenses. In addition, the sales price reduction that we initiated to increase sales volume decreased the gross profit margin and therefore also had a negative impact on net income.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$0.08 million as of March 31, 2009 as compared to gain of US$1.6 million as of March 31, 2008. The balance sheet amounts with the exception of equity at March 31, 2009 were translated at RMB6.8259 to US$1.00 as compared to RMB7.0028 at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended March 31, 2009 and 2008 were RMB6.8241 and RMB7.3725, respectively.

Comprehensive loss. The comprehensive loss, which adds the currency adjustment to net income/loss, was approximately US$0.5 million loss for the nine months ended March 31, 2009 as compared to an income of US$0.6 million for the same period of 2008, a decrease of $1.1 million. The decrease of income was mainly due to the reduction of our operating profit in this period.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital totaling approximately US$12.5 million, including cash and cash equivalents of US$4.9 million.

Net cash used in operating activities was US$135,338 for the nine months ended March 31, 2009. This net cash used was primarily due to the increase of accounts receivable and advanced payment during this period.  Net cash generated in operating activities was US$351,635 for the nine months ended March 31, 2008. This net cash generated was primarily the result of revenue growth which led to an increase in net income during the same period of 2008.

Net cash used in investing activities for the nine months ended March 31, 2009 totaled US$1.5 million and related primarily to the purchase of property and equipment and non interest-bearing loans provided to a customer. Net cash used in investing activities for the nine months ended March 31, 2008 totaled US$3.3 million and related primarily to the purchase of property and equipment and the acquisition of the outstanding equity of Qindao Renmin which was not owned by us.

Net cash used in financing activities for the nine months ended March 31, 2009 was US$0.5 million and related primarily to the decrease of trade notes payable deducted by new borrowings from staff. Net cash generated in financing activities for the nine months ended March 31, 2008 was US$2.7 million and related primarily to capital contribution during the same period of 2008.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of March 31, 2009, we had an aggregate principal amount of US$3.0 million outstanding under the loan agreements, with amounts mature from May 2009 to January 2010 and bear interest at a rate of 7.47% and 5.31% per annum. The loan agreements contain customary affirmative and negative covenants and were secured by the property and equipment of Qindao Renmin. As of March 31, 2009, we were in material compliance with the terms of our loan agreements.

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

On March 16, 2007, the PRC promulgated a new income tax law for enterprises that became effective on January 1, 2008. Under the new income tax law, a company incorporated in the PRC will be generally subject to an income tax at an effective rate of 25%. In accordance with the new tax law, Qingdao Renmin may continue to enjoy the 2-3 tax holidays that it currently enjoys as a foreign investment enterprise subject to the regulations to be promulgated by the State Council of the PRC. Since January 1, 2009, Qingdao Renmin has entered to the three-year period of tax holiday by a 50% reduction of income tax with effective rate of 12.5%.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in Internal  Control -  Integrated  Framework  ("ICFR")  issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of March 31, 2009, we did not maintain effective controls over the financial reporting process.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended March 31, 2009. Based on the evaluation, management concluded that there was a material weakness in our internal control over financial reporting.  Subsequent to the issuance of our June 30, 2007 financial statements, management identified various errors in connection with our 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result, we filed restated financial statements for the year ending June 30, 2007 and for the quarters ending September 30, 2007 and December 31, 2007.  We then received additional SEC comments and management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.

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

Date:  May 14, 2009