Form 10-K
period 2009-06-30
Jpak Group, Inc.
filed 2009-09-25
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30,2009 (the last business day of the Registrant’s most recently completed fiscal year) was approximately $412,000.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 22, 2009 was 23,005,000 and  5,608,564 shares of the Registrant’s Series A Preferred and 5,000,000 shares of Series B Preferred.

JPAK GROUP, INC.
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and other liquid foods and beverages in China. Since 2004, we have started and focused on the research and development, and we believe we are one of the largest and leading domestic suppliers of aseptic liquid food and beverage cartons in China. Our business is primarily in China and we have also exported a small quantity of products.

       Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

•	Increasing output to further penetrate the China market;
•	Offering bundled packaging materials and filling machines;
•	Increasing sales to selective Asian and other markets;
•	Continuing and increasing the recent orders from Russia and other Eastern Europe markets;
•	Establishing brand names and brand awareness; and
•	Enhancing the Company’s competitive advantages through R&D.

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

   On August 9, 2007, we completed a reverse acquisition of Jpak Group, Inc. (“Jpak”).  Prior to the acquisition, Rx Staffing Inc. (“Rx Staffing”), was a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on December 6, 2004.  To accomplish the share exchange we issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK. Per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. The transaction was regarded as a reverse merger whereby JPAK was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK.  Thus, JPAK is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

In September 2006, Jpak Group Co., Ltd. (“JPAK”) – a private holding company established under the laws Cayman Islands on June 22, 2006, acquired 88.23% equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of JPAK.  As a result of the acquisition, Qingdao Renmin became the majority owned subsidiary of Grand International and an indirect majority owned subsidiary of JPAK. The transaction was regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and JPAK were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although JPAK is the legal parent company.  As such, Qingdao Renmin (and its historical financial statements) is the continuing entity for financial reporting purposes and the share exchange was treated as a recapitalization of JPAK.  Thus, JPAK is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as JPAK had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  Accordingly, we have revised our financial statements to reflect reverse merger accounting.

On August 9, 2007, we entered into that certain Share Exchange, pursuant to which Jpak Ltd. became our wholly owned subsidiary and in connection with the Share Exchange, we changed our corporate name to “Jpak Group, Inc.”

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

The Investor RRA also made provisions if we cannot register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then we must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common underlying the Warrants (on a pro rata basis among the holders of the Warrants).   The SEC did issue a 415 comment to us on March 27, 2008 and accordingly, we filed an amendment to our Registration Statement to register for resale 687,106 shares of common stock underlying the Series A Preferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in the Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of the Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, we do not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time as such securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement. On June 8, 2009, we filed a Registration Statement to register for resale 19,333,334 shares of common stock underlying Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants.

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

We have experienced significant growth in our business in recent years. Our total net sales reached US$40.4 million for the fiscal year ended June 30, 2009, up fromUS$37.3 million for the fiscal year ended June 30, 2008 and US$30.4 million for the fiscal year ended June 30, 2007, up from US$22.6 million for the fiscal year ended June 30, 2006. Additionally, our total net sales for reached US$40.4 million for the year ended June 30, 2009 as compared to approximately US$37.3 million for the year ended June 30, 2008, an increase of approximately US$3.1 million or 8.4%.

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

Our Industry

We believe that the liquid food and beverage carton market for brick and pillow shapes in China is approximately 30 billion packages annually with sales of US$1.7billion. We believe the key factor that will continue to drive the growth of the liquid food and beverage carton market in China is the rapidly increasing per capita consumptions of milk and non-carbonated beverages in the major coastal cities as well as the rural regions.

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

We are aggressively pursuing Asian and other markets to increase market penetration via direct sales and channel partnerships in selective countries.

Continuing and increasing the recent orders from Russia and other Eastern European markets.

 To expand Russia and other Eastern European markets, we participated their local product exhibitions to develop new customers, and paid visits to our current customers in these areas may help us develop these markets.

Establishing brand names and brand awareness.

We are continuing to establish a strong corporate identity as well as enhance our product brand names and brand awareness to enhance an accelerated adoption of our existing and new products.

Enhancing the Company’s competitive advantages through R&D.

 We have successfully developed packaging which can be used in the filling machines created by SIG. Currently, the new products are being tested among our customers and the manufacture techniques are still being improved. We expect the SIG comparative would meet the standard within six months.

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

Manufacturing

Our manufacturing and operations facility is 18,000 square meters with a current annual production output of up to 3.5 billion aseptic liquid food and beverage cartons. Our production facility is equipped with both imported and self-developed equipment and machines, including printing production lines, coating/forming processing lines, and other cutting and processing equipment.

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

                    We believe we currently lead the domestic suppliers with an annual production output of 3.5 billion packages. We plan to expand our production capacity and increase our market penetration with a bundle of sales of aseptic cartons and liquid filling machines to our existing and new customers.

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

Intellectual Property

We develop our own proprietary product and process technologies for the aseptic carton packaging materials. We have filed a total of 30 patents on material structure, production equipment fixtures, testing equipment and have been granted 22 patents with another eight pending. Our 22 issued patents expire between April 2015 and July 2017.

We have submitted five registered trademark applications, one of which has been accepted by the State Administration for Industry and Commerce of China. We are in the process of submitting another registered trademark application.

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

Research and Development

Development focus.

Our research and development effort focuses on developing proprietary technology in aseptic packaging materials and liquid filling machines to meet the growing market demand. Our research and development expenditures were approximately US$2.1 million and US$1.3 million for the fiscal years ended June 30, 2009 and 2008, respectively.

Research team.

We have an experienced and multi-disciplined research and development team of engineers and technicians with a proven track record working with aseptic packaging materials and machinery.

Laboratory equipment.

Our research and development center has five laboratories and one Experimental Workshop which is for testing the new products, are built with state-of-the-art laboratory equipment for experiments on, but not limited to, packaging printing, plastic materials, aluminum materials, compound material strength, microorganism assessments and trial filling processing.
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

Product Pipeline.

We have a continuous pipeline for (i) new products for aseptic liquid food and beverage carton packaging materials, (ii) current product extension and (iii) new product. In our efforts to develop our own line of liquid food and beverage filling machines, we are testing a prototype of our liquid filling machine in the fourth quarter of 2008 and are hoping that after consumer testing, we can have a market launch date by the second quarter of 2010.

Employees

As of June 30, 2009, we had 432 employees, consisting of 287 in manufacturing and operation, 37 in research and development, 20 in sales and marketing and 88 in general and administrative. All of our employees are full-time employees.

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

We intend to enhance our manufacturing facility over the next few years and may expand our land to meet this demand.

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

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.  Our indebtedness aggregated approximately US$12.4 million as of June 30, 2009. As a result, we are subject to the risks associated with significant indebtedness, including:

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

Since April 2009 we have been working diligently on the documentation of internal controls. The documentation is expected to complete in December 2009. Testing of internal controls will be conducted thereafter. We have identified a number of weaknesses with various of financial processes.  We are still in the process of evaluating the impacts of these weaknesses, some of which may be material.  We expect this Sarbanes-Oxley Act Section 404 compliance project will enhance the Company’s internal controls significantly.

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

The loss of one or more members of our management team or other key employeescould affect our ability to successfully grow our business . Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees, including but not limited to, Yijun Wang, our Chairman, Chief Executive Officer and President (and Chairman and Chief Executive Officer of Qingdao Renmin) and Qingjun Yang, the President of Qingdao Renmin. Qingdao Renmin currently has employment agreements with its named executive officers but does not currently maintain key person life insurance. If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. Further, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. Because most of our officers and directors reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or its officers and directors by a shareholder or group of shareholders in the United States. Also, because our officers will likely be residing in the PRC at the time such a suit is initiated; achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in the People’s Republic of China (“PRC”) it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investorsmay increase the administrative burden we face and create regulatory uncertainties . On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange, (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles (“SPVs”), formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

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

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -1.4%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in RMB (“RMB”) and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.  Our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock own, in the aggregate, approximately 90.9% of our outstanding common stock. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of September 22, 2009, we had approximately 44,555,461 shares of common stock outstanding (assuming conversion of our outstanding Series A and Series B preferred stock). We also have warrants to purchase approximately 21,073,334 shares of our common stock outstanding. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. In addition, we have agreed to file a registration statement covering the sale of the shares of our common stock underlying the securities issued in the recent financing transaction, which shares will be freely tradable following the effective date of such registration statement. Certain of our shareholders holding an aggregate of 23,005,000 shares of our common stock (including shares held in escrow as described herein) have agreed that, for a period of six months following the effectiveness of the registration statement for which this prospectus forms a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement (defined herein), including consent by the investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common Stock. In addition, for a period of 12 months following such six month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period. If a significant portion of our shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Although we are not an accelerated or large accelerated filer, we are voluntarily disclosing that we received comments from the SEC regarding our Registration Statement on Form S-1 covering the resale of 19,333,334 shares of common stock underlying Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants.  We filed our response to such comments, along with an amendment to our S-1 on June 8, 2009, but received additional comments thereafter.  We are now filing a response and related amended filings pursuant to the SEC’s latest comments.

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Our common stock commenced trading on the Over-The-Counter Bulletin Board on August 15, 2007 and trades under the symbol “JPAK”

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

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2008, the first quarter during which our common stock was listed on an exchange.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2008	$1.20	$0.30
Quarter ended December 31, 2008	$1.01	$0.13
Quarter ended March 31, 2009	$0.75	$0.05
Quarter ended June 30, 2009	$0.75	$0.05

At September 22, 2009, the closing bid price of the common stock was $0.94 and we had approximately 33 record holders of our common stock, 4 record holders of our Series A Preferred Stock and 4 record holders of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

  On April 1, 2009, we issued 200,000 restricted shares to Dongliang (Frank) Su for the Acting CFO duties he would provided to us from April 1, 2009 through March 31, 2010. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

ITEM 6.                   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the fiscal years ended June 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

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

As a result of Chinas new anti-monopoly laws, some of our larger competitors have decreased the amount of bundled products that they offer.  Although this may cause such competitors to lower their price points, we believe it may actually allow us to be more competitive with them as we continue to offer bundled material and equipment which still maintains a large market share.

Milk scandal and its continuous effect on Jpak

In September 2008, the Chinese health ministry announced that over the previous months several babies had died and thousands were sickened by contaminated milk formula powder.  The authorities later confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertiliser. Adding the chemical to the milk made the formula test at higher concentrations of protein.

The tainted milk powder was traced to the Sanlu Group, one of China's biggest dairy producers, which operates as a joint venture with a New Zealand-based dairy conglomerate, Fonterra.  Further investigation revealed that milk formula powders produced by dozens of other dairy producers were also contaminated. After this scandal, the Chinese government began strengthening its supervision of both the milk and beverage industries. As a result, some smaller plants have been stopped their production and other larger companies within the industry are still working to recovery from the damage caused by the scandal.

In recent years and prior to the milk scandal, we began focusing more efforts in the dairy packaged segment as it typically had higher margins than the fruit juice market. Due to the scandal, our previously developed relationship with Sanlu has been terminated and all orders were cancelled. Additionally, orders from Taizinai, one of our other customers in the diary sector, have also fallen sharply.

Management continues to monitor both the short and long-term impact that the milk scandal will continue to have on our operations. Although Management believes that we are currently taking every possible action to minimize the impact, we may still experience some negative short term impact on our operating results.  For example,  our short term revenue has been adversely impacted by scandals negative impact on medium and small size companies that constitute most of our customers. Additionally, we have reduced our average sales price by nearly 10% as a result of more competitive environment brought by this scandal. However, management’s efforts to realign our marketing focus on the post-scandal market place are beginning to show positive results. Our orders of the fiscal year 2009 increased by 27% compared to fiscal year 2008 in terms of volume. Currently packages for dairy and tea drink account for a largely percentage of our products and 50% and 30% of our revenue respectively.

Economic crisis effect and latest development of Jpak

As a result of recent worldwide recession, some of our key customers are experiencing a challenging business environment in conjunction with mounting financial pressure.  As a result, management recently tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers.

Although many companies are facing challenges from the recent worldwide economic downturn, our sales department has actually developed more than 35 new domestic clients which accounted to over 10.6% of the total sales for our 2009 fiscal year.  In addition, we have signed a contract with one of the China’s top three milk producers and recently begun cooperation.  We expect that we will receive trial orders of up to 100 million packs from this new customer in the first half of fiscal year 2010 and before we begin mass production. We believe that the  establishment of this business relationship could significantly enhance our business performance and may lead to as much as $3.0 million to $7.5 million in new sales in fiscal year 2010.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Continuing and increasing the recent orders from Russia and other Eastern European markets;
●	Establishing brand names and brand awareness; and
●	Enhancing the Company’s competitive advantages through R&D.

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main business of this joint venture is the research and development of filling machines.  This joint venture is currently developing various technologies related to filling machines and filling machine techniques. Currently, the new filling machines under development can run at a rate of 12,000 packages per hour during initial testing.  We expect that the first machine will begin customer production trial in October 2009 and that acceptance tests may take as long as three months.

In addition, we successfully developed packaging that can be used in the filling machines created by SIG.  Currently, the new products are being tested among our customers and the manufacturing techniques are still being improved. We estimate that we will incur approximate US$300,000 additional R&D cost to finalize development of this new product. Provided that the product tests are successful, management believes this new packaging will be able to increase our revenue significantly and provide a higher relative gross margin.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased our annual capacity from 2 billion packs last year to approximate 3.5 billion packs for our current normal packaging. Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we decreased the scrap percentage and lowered our costs.

We expanded our market by increasing the number of transactions with existing key clients and new clients; during fiscal year 2009, we gained a number of additional clients.  We have received orders from customers in Russia and Eastern Europe, who currently only account for a small amount of our total sales, but we intend to expand the amount of customers in these regions. Management also believes we are well positioned to attain new strategic clients in the year 2010 with our new filling machines and SIG packaging.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the fiscal year ended June 30, 2009 and 2008

Year Ended June 30,	2009	2008
Sales	$40,409,375	$37,263,624
Cost of sales	$30,259,650	$27,379,350
Total expenses	$9,382,754	$6,054,118
Other income (expense)	$(342,898)	$(24,945)
Income taxes	$307,500	$-
Minority interest	$(996)	$(1,460)
Net income (loss)	$117,569	$3,806,671
Beneficial conversion feature related to issuance of series A&B convertible preferred stock	-	(3,875,079)
Foreign currency translation adjustment	$(82,252)	$2,109,409
Comprehensive income (loss)	$(16,448)	$2,066,269

Sales. Total sales were approximately US$40.4 million for the fiscal year ended June 30, 2009 as compared to approximately US$37.3 million for the fiscal year ended June 30, 2008, an increase of approximately US$3.1 million, or 8.4%. As a result of the worldwide economic climate and the recent milk scandal, we reduced our prices in order to increase sales.  This price reduction   had a negative effect on revenue in the first half of our most recent fiscal year. With the improving  macroeconomic environment  coupled with our efforts to overcome recent difficulties, we were able to increase sales in the second half of our 2009 fiscal year and our overall year-to-year sales actually increased – although not as significantly as we originally expected.

Cost of Sales. Cost of sales for the fiscal year ended June 30, 2009 was approximately US$30.3 million, or 74.9% of sales, as compared to US$27.4 million, or 73.5% of sales, for the fiscal year ended June 30, 2008. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Under the difficult market circumstance of economic crises, we began to lower our sales price beginning in the second quarter in order to enhance our competitive edge and attract new customers.  As a result, our gross margins decreased by 1.4%.

   Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$9.4 million for the fiscal year ended June 30, 2009 as compared to approximately US$6.0 million for the fiscal year ended June 30, 2008, an increase of approximately US$3.4 million, or 59%. The increase was mainly due to an increase of research and development expenses and the bad debt allowance for our 2009 fiscal year. The Company also continued to increase the research and development activities, which caused the total R&D expense to reach almost US$2.1 million, as compared to the R&D expense of US$1.3 million in the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2009, bad debt allowance was approximately US$1.5 million and was the result of a pervious major customer who was near bankruptcy.   As a result, Management has tightened our credit control by having caps on our customers’credit limits and closely monitoring the financial situation of our customers.

Net income.  Net income was approximately US$0.1 million for the fiscal year ended June 30, 2009 as compared to net income of approximately US$3.8 million for the fiscal year ended June 30, 2008, a decrease of approximately US$3.7 million. The decrease in net income was primarily due to the increase of selling, general and administrative expenses by US$3.4 million. In addition, the sales price reduction decreased the gross profit margin and therefore had a negative impact on net income.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$0.08 as of June 30, 2009 as compared to gain of US$2.1 million as of June 30, 2008. The balance sheet amounts with the exception of equity at June 30, 2009 were translated at RMB6.8259 to US$1.00 as compared to RMB6.8540 at June 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years were average exchange rate during the years.

Comprehensive income (loss). The comprehensive loss, which adds the currency adjustment to net income or loss applicable to common stockholders, was approximately US$0.08 million for the fiscal year ended June 30, 2009 as compared to an income of US$2.1 million for the fiscal year ended June 30, 2008, a decrease of $2.2 million. The decrease of income was mainly due to the reduction of our operating profit in this period.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital totaling approximately US$12.6 million, including cash and cash equivalents of US$6.4 million.

Net cash generated in operating activities was US$2.4 for the fiscal year ended June 30, 2009. This net cash generated was primarily due to the increased sales from our operations. The US$1.5 million bad debt provision was a onetime non-cash expense.  Net cash generated in operating activities was US$0.9 for the fiscal year ended June 30, 2008. This net cash generated was primarily the result of revenue growth which led to an increase in net income.

Net cash used in investing activities for the fiscal year ended June 30, 2009 totaled US$2.8 million and related primarily to the purchase of property and equipment and non interest-bearing loans provided to a customer. Net cash used in investing activities for the fiscal year ended June 30, 2008 totaled US$3.6 million and related primarily to the purchase of property and equipment.

Net cash used in financing activities for the fiscal year ended June 30, 2009 was US$0.3 million and related primarily to the decrease of trade notes payable and repayment of short-term bank loan. Net cash generated in financing activities for the fiscal year ended June 30, 2008 was US$4.6 million and related primarily to capital contribution and issuance of trade notes payable during the year.

   We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of June 30, 2009, we had an aggregate principal amount of US$2.3 million outstanding under the loan agreements, with amounts mature in January 2010 and bear an interest rate of 5.31% per annum. The loan agreements contain customary affirmative and negative covenants and were secured by the property and equipment of Qindao Renmin. As of June 30, 2009, we were in material compliance with the terms of our loan agreements.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," we consider all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts.

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the year. An allowance is estimated based upon (i) management’s assessment of the credit history with customers having outstanding balances and (ii) the current status of the relationship with the customer. It is possible the allowance for doubtful accounts could materially differ than management’s estimate.

Inventory

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future discounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the fiscal year ended June 30, 2009.

Revenue recognition

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

JPAK GROUP, INC.

Consolidated Financial Statements

June 30, 2009 and 2008

ITEM 8.                      FINANCIAL STATEMENTS

JPAK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

JPAK Group, Inc.

We have audited the accompanying consolidated balance sheets of JPAK Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPAK Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC
PATRIZIO & ZHAO, LLC

Certified Public Accountants and Consultants
Parsippany, New Jersey

September 10, 2009

Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$2,969,699	$3,433,948
Restricted cash	3,403,868	3,784,956
Accounts receivable, net of allowance for doubtful accounts of $1,496,723
and $45,359 at June 30, 2009 and 2008, respectively	9,063,973	9,026,455
Inventory	5,353,193	5,420,631
Other receivables	1,205,983	1,131,511
Loan receivable	175,800	-
Advance payments	503,143	1,367,622
Prepaid expenses and other current assets	70,544	96,751
Prepaid other taxes	266,664	-
Total current assets	23,012,867	24,261,874

Property and equipment, net	13,107,216	11,660,063

Total assets	$36,120,083	$35,921,937

Liabilities
Current liabilities
Accounts payable and accrued expenses	$3,277,973	$3,442,859
Trade notes payable	3,212,704	3,784,956
Advance payments from customers	327,898	208,913
Short term bank loans	2,344,000	3,063,900
Current portion of long-term debt	951,811	1,263,786
Income tax payable	167,429	-
Other taxes payable	-	155,873
Other current liabilities	97,827	50,948
Total current liabilities	10,379,642	11,971,235

Long-term debt	1,985,075	655,091

Total liabilities	12,364,717	12,626,326

Equity
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Common stock, $0.001 par value, 300,000,000 shares authorized,
25,005,000 and 24,505,000 shares issued and outstanding at
June 30, 2009 and 2008, respectively	25,005	24,505
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series A preferred shares	2,484,226	2,484,226
Series B preferred shares	1,390,853	1,390,853
Warrants	4,634,678	4,634,678
Placement agent warrants	1,172,487	1,172,487
Additional paid-in capital	11,473,104	11,048,604
Retained earnings (deficit)	(1,106,478)	(1,063,713)
Statutory reserves	1,010,026	849,692
Accumulated other comprehensive income	2,565,276	2,647,528
Total stockholders’ equity	23,650,238	23,189,921

Noncontrolling interest	105,128	105,690

Total equity	23,755,366	23,295,611

Total liabilities and equity	$36,120,083	$35,921,937

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (loss)

	For the Years Ended June 30,
	2009	2008

Sales	$40,409,375	$37,263,624

Cost of sales	30,259,650	27,379,350

Gross profit	10,149,725	9,884,274

Operating expenses
Selling, general and administrative	9,382,754	6,054,118

Income from operations	766,971	3,830,156

Other income (expenses):
Non-operating income	30,073	43,154
Interest Income	161,169	90,801
Interest expense	(410,001)	(356,589)
Non-operating expense	(124,139)	(21,644)
Government subsidy income	-	219,333

Total other income (expenses)	(342,898)	(24,945)

Income before provision for income taxes	424,073	3,805,211

Provision for income taxes	307,500	-

Net income before minority interest	116,573	3,805,211

Minority interest	(996)	(1,460)

Net income	117,569	3,806,671

Beneficial conversion feature related to Issuance of series A convertible
preferred stock	-	(2,484,226)

Beneficial conversion feature related to issuance of series B convertible
preferred stock	-	(1,390,853)

Undistributed income (loss) attributable to preferred stockholders	51,765	(25,268)

Net income (loss) applicable to common stockholders	65,804	(43,140)

Other comprehensive income
Foreign currency translation adjustment	(82,252)	2,109,409

Comprehensive income (loss)	$(16,448)	$2,066,269

Basic earnings per common share	$0.00	$(0.00)
Diluted earnings per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	24,852,671	24,341,066
Diluted	44,403,132	24,341,066

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Series A		Series B
			Convertible preferred		Convertible preferred		Allocation of	Allocation of			Commission Series A	Commission Series B				Accumulated Other	Total
	Common Stock		Stock		Stock		Series A	Series B		Placement	of	of	Additional	Retained		Compre-	Stock-
		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensive	holders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity
Balance June 30, 2007	23,005,000	$23,005	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$5,676,259	$1,896,256	$348,009	$538,119	$8,481,648

Common stock issued
in conjunction
with RX Staffing
recapitalization	1,500,000	1,500	-	-	-	-	-	-	-	-	-	-	(1,500)	-	-	-	-

Proceeds of preferred shares
allocated on
Aug 9, 2007	-	-	-	-	-	-	2,484,226	-	2,327,600	332,937	355,237	-	(5,500,000)	-	-	-	-

Proceeds of preferred shares
allocated on
Dec 8, 2007	-	-	-	-	-	-	-	1,390,853	2,307,078	839,550	-	462,519	(5,000,000)	-	-	-	-

Series A & B convertible
Preferred stock	-	-	5,608,564	561	5,000,000	500	-	-	-	-	-	-	-	-	-	-	1,061

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	-	11,181,010	(2,389,878)	-	-	8,791,132

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,806,671	-	-	3,806,671

Beneficial conversion feature related to
issuance of
Series A convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	2,484,226	(2,484,226)	-	-	-

Beneficial conversion feature related to
issuance of
Series B convertible
preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	1,390,853	(1,390,853)	-	-	-

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	(501,683)	501,683	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,109,409	2,109,409

Balance June 30, 2008	24,505,000	$24,505	5,608,564	$561	5,000,000	$500	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,230,848	$(1,063,713)	$849,692	$2,647,528	$23,189,921

Issuance of common shares	500,000	500	-	-	-	-	-	-	-	-	-	-	424,500	-	-	-	425,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	117,569	-	-	117,569

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	(160,334)	160,334	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(82,252)	(82,252)

Balance June 30, 2009	25,005,000	$25,005	5,608,564	$561	5,000,000	$500	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,655,348	$(1,106,478)	$1,010,026	$2,565,276	$23,650,238

The accompanying notes are an integral part of these consolidated financial statements.

 Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$117,569	$3,806,671
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Minority interest	(996)	(1,460)
Depreciation and amortization	1,248,849	1,048,719
Share based payment	425,000	-
Loss (gain) on disposal of fixed assets	85,652	(10,955)
Provision for bad debts	1,451,177	2,029
Changes in assets and liabilities:
Accounts receivable	(1,451,575)	466,883
Inventory	89,730	(1,561,951)
Other receivables	(69,819)	(1,067,840)
Advance payments	789,528	(1,290,664)
Prepaid expenses and other current assets	26,605	686,148
Accounts payable and accrued expenses	(178,961)	(1,390,329)
Advance payments from customers	118,126	197,157
Income tax payable	167,429	-
Other taxes payable	(423,179)	-
Other current liabilities	46,669	(20,374)
Total adjustments	2,324,235	(2,942,637)

Net cash provided by operating activities	2,441,804	864,034

Cash flows from investing activities:
Additions to property and equipment	(2,718,595)	(4,399,318)
Proceeds from disposal of fixed assets	65,467	716,936
Loan receivable	(175,800)	-
Proceeds from minority interest	-	101,202

Net cash used in investing activities	(2,828,928)	(3,581,180)

Cash flows from financing activities:
Additional paid-in capital	-	4,043,414
Issuance (repayment) of trade notes payable	(587,817)	3,021,211
Repayment of bank loans	(732,500)	(2,440,521)
Proceeds from long-term debt	1,010,118	-

Net cash provided by (used in) financing activities	(310,199)	4,624,104

Effect of foreign currency translation on cash	(148,014)	373,746

Net increase (decrease) in cash and cash equivalents	(845,337)	2,280,704

Cash and cash equivalents and restricted cash at beginning of year	7,218,904	4,938,200

Cash and cash equivalents and restricted cash at end of year	$6,373,567	$7,218,904

Supplemental schedule of non cash activities
Advance payments exchanged for property and equipment	$80,575	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Business

JPAK Group, Inc. (Formerly Rx Staffing Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of Nevada on December 6, 2004. The accompanying consolidated financial statements include the financial statements of JPAK Group, Inc. and its subsidiaries (the “Company”). The Company’s primary business is to print and produce packaging products for sale to the beverage and other industries.

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

Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables which is based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of allowance for doubtful accounts amounted to $1,496,723 and $45,359 as of June 30, 2009 and 2008, respectively. An allowance amounted to $1,458,108 accrued in the year 2009 was mainly resulted from a previous major customer, who was near bankruptcy as of June 30, 2009.

Note 2 – Summary of Significant Accounting Policies (continued)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2009 and 2008.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 20 years
Buildings and improvements	40 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment.  Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Revenue Recognition

The Company derives its revenues primarily from sale of printed packaging products. In accordance with the provisions of Staff Accounting Bulletin No. 104, revenue should not be recognized until it is realized or realizable and earned.  Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers and the collectibility is reasonably assured.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2009 and 2008 was $2,111,469 and $1,299,157, respectively.

Note 2 – Summary of Significant Accounting Policies (continued)

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2009 and 2008.The standard corporate income tax rate decreased from 33% to 25% beginning on January 1, 2008, when the new Chinese tax law became effective.

As a PRC Foreign Enterprise, Qingdao Renmin is also entitled to be exempted from Foreign Enterprise Income Tax (“FEIT”) for a 2-year period starting from their first profit-making year followed by a 50% reduction of FEIT payable for the subsequent three years. Since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency.  Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Share-Based Payments

The Company accounts for stock based compensation issued to employees and non-employees in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” SFAS NO.123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The EITF No. 96-18 reached a consensus that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counterparty's performance is complete.

Note 2 – Summary of Significant Accounting Policies (continued)

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

In April 2009, FASB Staff Position (FSP) No. FSP 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, had no impact to its consolidated results of operations or financial condition.

Reclassification

Certain amounts of June 30, 2008 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of June 30, 2009 and 2008, the Company had $3,403,868 and $3,784,956 restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Finished goods	$939,428	$787,872
Raw materials	3,912,953	4,011,065
Parts and supplies	84,806	66,599
Work in process	416,006	555,095

Total	$5,353,193	$5,420,631

Note 5 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances on purchase of inventory amounted to $210,449 and $825,795 as of June 30, 2009 and 2008, respectively.  Additionally, the Company made advances on equipment purchases amounted to $292,694 and $541,827 as of June 30, 2009 and 2008, respectively.

Note 6 – Property and Equipment

Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Buildings	$4,463,528	$3,972,267
Machinery and equipment	16,817,851	13,973,256
Subtotal	21,281,379	17,945,523
Less: Accumulated depreciation	8,174,163	7,023,582
	13,107,216	10,921,941
Add: Construction in progress	-	738,122
Total	$13,107,216	$11,660,063

Depreciation expenses for the years ended June 30, 2009 and 2008 were $1,248,849 and $1,048,719, respectively.

Note 7 – Loan Receivable

The Company has given a non interest-bearing loan in the amount of $175,800 to a certain customer for purchasing a filling machine, with a commitment from the customer on buying an agreed quantity of packaging supplies from the Company. The customer agreed to pay back the loan in four installments by June 30, 2010.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008

Accounts payable	$3,032,577	$3,256,552
Accrued expenses	245,396	186,307

Total	$3,277,973	$3,442,859

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 9 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of June 30, 2009 and 2008 were $3,212,704 and $3,784,956, respectively.

Note 10 – Short Term Bank Loans

Short term bank loans at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2009

On January 29, 2008, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal was paid in full by January 29,
2009. Interest was calculated using an annual fixed rate of 7.47% and paid
monthly. The loan was secured by the company's equipment.	$-	$2,334,000

Note 10 – Short Term Bank Loans (continued)

On May 30, 2008, the Company obtained a loan from China Industrial and
Commercial Bank, out of which, the principal was paid in full by May 29,
2009. Interest was calculated using an annual fixed rate of 7.47% and
paid monthly. The loan was secured by the company's equipment.	$-	$729,500

On January 22 2009, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
22, 2010. Interest is to be calculated using an annual fixed rate of 5.31% and
paid monthly. The loan is secured by the company's property and equipment.	$2,344,000	$-

Total short term bank loans	$2,344,000	$3,063,900

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the period ended June 30, 2009, the income tax expense was $307,500.

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

Note 12 – Long-Term Debt

As of June 30, 2009, the Company had an outstanding long-term debt of $2,936,886, including the current portion of $951,811. As of June 30, 2008, the Company had an outstanding long-term debt of $1,918,877, including the current portion of $1,263,786. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

Note 13 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $ 440,169 and $ 356,359 for the years ended June 30, 2009 and 2008, respectively.

Note 14 – Statutory Common Welfare Fund

As stipulated by the People’s Republic of China (PRC), net income after tax can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing facilities and other collective benefits to the Company employees;

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided the statutory surplus reserve of $160,334 and $501,683 for the years ended June 30, 2009 and 2008, respectively.

Note 15 – Risk Factors

In the years ended June 30, 2009 and 2008, five vendors accounted for approximately 70% and 62% of the Company’s purchases, respectively. Total purchases from these vendors were $24,923,202 and $21,061,635 for the years ended June 30, 2009 and 2008, respectively.

In the years ended June 30, 2009 and 2008, five customers accounted for approximately 55% and 57% of the Company’s revenue, respectively. Total sales to these customers were $22,096,132 and $21,009,545, for the years ended June 30, 2009 and 2008, respectively.

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

Note 17 – Supplemental Cash Flow Information

	Years Ended June 30,
	2009	2008

Cash paid for interest	$399,488	$356,589
Cash paid for income taxes	$140,071	$-

Note 18 – Share-Based Payments

On April 1, 2008, JPAK entered into a consulting agreement with Tripoint Capital advisors, LLC to provide consulting services for one year. As a result, JPAK agreed to issue to Tripoint and/or its affiliates 300,000 shares of its capital stock on July 1, 2008. The shares were issued on July 1, 2008. 150,000 shares were vested immediately and the remaining 150,000 will be vested in equal installments in the next two quarters.  The fair value on April 1, 2008 was $404,700 based on the quoted price of the Company’s common stock.

On April 1, 2009, the board of directors approved to issue 200,000 shares of the Company’s common stock to Mr. Dongliang (Frank) Su, the Acting CFO of the Company and the shares vested on July 1, 2009. The fair value on April 1, 2009 was $20,000 based on the quoted price of the Company’s common stock on that day.

Note 19 – Earnings Per Share

The Company presents earnings per share (“EPS”) on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with Rx Staffing.

The Company uses two-class method to calculate the basic earnings per share. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. The Company’s Series A and Series B preferred shares are participating securities. In the event that any dividends are paid on our common stock, the holders of Series A and Series B preferred stock shall share with the holders of common stock on an as converted basis in such dividends. The 5,608,564 shares of Series A Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock.

Note 19 – Earnings Per Share (continued)

The 5,000,000 shares of Series B Preferred Stock are convertible into an aggregate of 8,333,333 shares of common stock.

Basic EPS for the year ended June 30, 2009 was computed as follows:

Net income			$117,569
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed 2009 earnings			$117,569

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.01	0.00
Totals	$0.00	$0.01	$0.00

Note 19 – Earnings Per Share (continued)

Diluted EPS for the year ended June 30, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$65,804	24,852,671	$0.00
Warrants	-	-	-
	65,804	24,852,671	$0.00
Series A preferred stock conversion	29,700	11,217,128	-
Series B preferred stock conversion	22,065	8,333,333	-
Diluted earnings for common stock	$117,569	44,403,132	$0.00

Basic EPS for the year ended June 30, 2008 was computed as follows:

Net income			$3,806,671
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			2,484,226
Series B convertible preferred shareholders			1,390,853
Undistributed 2008 loss			$(68,408)

Basic earnings per share amounts:
		Series A	Series B
Common		convertible	convertible
Stock		preferred stock	preferred stock

Distributed earnings	$(0.00)	$0.50	$0.55
Undistributed earnings	(0.00)	(0.00)	(0.00)
Totals	$(0.00)	$0.50	$0.55

Note 19 – Earnings Per Share (continued)

We consider the beneficial conversion feature as dividend in kind distributed to the preferred shareholders.

Diluted EPS for the year ended June 30, 2008 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(43,140)	24,341,066	$(0.00)
Warrants	-	-	--
	(43,140)	24,341,066	$(0.00)
Series A preferred stock conversion	-	-	--
Series B preferred stock conversion	-	-	--
Diluted earnings for common stock	$(43,140)	24,341,066	$(0.00)

Note 20 – Liquidated Damages for Ineffective Registration Statement

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

The Investor “RAA” also contains provisions for the inability to register all of the shares underlying all of the Series A and Series B Preferred Stock and Warrants due to the SEC’s application of Rule 415.  Pursuant to those provisions, if the SEC issues us a 415 comment, then the Company must first try to register the common stock underlying the preferred stock (on a pro rata basis among the holders of the Preferred Stock) and then register all of the common stock underlying the Warrants (on a pro rata basis among the holders of the Warrants). The Company is filing the Registration Statement to register for resale 687,106 shares of common stock underlying the Series A Preferred Stock, as required by the terms of the Investor RRA.  Subsequent registration statements required to be filed to register the rest of the common stock underlying the preferred stock and warrants issued in the financing will be filed on the later of (i) 60 days following the sale of substantially all of the shares of common stock included in this Registration Statement or any subsequent Registration Statement and (ii) 6 months following the effective date of this Registration Statement or any subsequent Registration Statement, as applicable, or such earlier or later date as permitted or required by the Commission.  Each such subsequent registration statement must be declared effective by the earlier of (A) the 90th day following the filing date of such Registration Statement (or in the event such Registration Statement is reviewed by the Commission, the one hundred twentieth (120th) day following such filing date) or (B) 5 business days after SEC has no more comments. However, the Company does not have any monetary obligations for any securities that were not permitted to be included in a registration statement because of the SEC’s application of Rule 415 until such time the securities are required to be filed pursuant to the Investor RRA.  In such case, the liquidated damages shall be calculated to only apply to the percentage of securities which are permitted by the Commission to be included in the Registration Statement.

Since the Company is only able to register 687,106 common shares and the total common shares underlying the Series A convertible preferred stock is 11,217,128, the Company is only required to pay 6.13% (687,106/11,217,128) of the 2 percent of 5,500,000 shares of common stock ($110,000) due per month under the terms of the Company’s RAA. Therefore, the Company’s monthly liquated damages will be approximately $6,738. Pursuant to discussions with SEC staff covering interpretations of Rule 415, the Company based the number of shares eligible for registration on the number of shares currently outstanding (24,505,000) and the number of common shares currently held by non-affilates (1,500,000 issued by RX Staffing prior to the reverse merger and the 561,322 shares issued to the American Capital Markets, Ltd. as part of the merger).

On January 7, 2009, the registration statement of the Company was declared effective by SEC and therefore the monetary obligations were terminated therefrom. The total amount of liquidated damages was $60,642 for the year ended June 30, 2009.

Note 21 – Reclassification of Prior Year Retained Earnings (Deficit)

As per the laws of the People’s Republic of China (PRC), the Company is required to allocate 10% of its income (net of tax) to the statutory reserve for the benefit of the Company’s employees.  The Company has reclassified an amount of $501,683 to the statutory reserve from the retained earnings of June 30, 2008.  This reclassification has no effect on the net income and the earnings per share.  A reconciliation of the retained earnings of June 30, 2008 after reclassification is presented as follows:

Note 21 – Reclassification of Prior Year Retained Earnings (Deficit) (continued)

	Retained Earnings
	(Deficit)	Statutory Reserves

Balance at June 30, 2008	$(562,030)	$348,009

Reclassification to statutory reserve
for the year ended June 30, 2008	(501,683)	501,683

Adjusted balance at June 30, 2008	$(1,063,713)	$849,692

Note 22 – Subsequent Events

None.

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

Since April 2009 we have been working diligently on the documentation of internal controls. The documentation is expected to complete in December 2009. Testing of internal controls will be conducted thereafter. We have identified a number of weaknesses with various of financial processes.  We are still in the process of evaluating the impacts of these weaknesses, some of which may be material.  We expect this Sarbanes-Oxley Act Section 404 compliance project will enhance the Company’s internal controls significantly.

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

Mr. Yijun Wang, the Chairman of the Board and Chief Executive Officerand President. Mr. Wang is our current President and Chairman of the Board of Directors. He has over 30 years of working experience in corporate management, product development, manufacturing and operations, technology management as well as government relations. He has been with Qingdao Renmin and served as CEO since 1984. Prior to joining Qingdao Renmin, Mr. Wang served in several technical management positions at Qingdao Light Industrial Co., Ltd. He has received numerous government and industry awards and distinctions, among them the “Outstanding Corporate Executive - Qingdao”; and “National Top Executive in Packaging Industry”. Mr. Wang is a certified Senior Economist and a certified Senior Mechanical and Electrical Engineer. He graduated from Nanjing Machinery and Electrical Institute, Qingdao Light Industrial Management School, and National Economic Council University.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2009.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. As a recent public company, we did not have a formal written code of ethics for the 2009 fiscal year; we will adopt a formal written code of ethics this fiscal year, 2010.

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

Jpak

The following table sets forth the compensation paid by Jpak to its chief executive officer and chief financial officer and to all other executive officers for services rendered during the last three completed fiscal years. In reviewing the table, please note that:

●	The compensation amounts paid to Yijun Wang reflects compensation paid to him by the operating subsidiaries of Jpak during the reported periods; and

●	No officer earned more than US$150,000 per annum

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Yijun Wang Chief Executive Officer	2009	120,000	0	0	0
Yijun Wang Chief Executive Officer	2008	50,000	0	0	0
Yijun Wang Chief Executive Officer	2007	50,000(1)	0	0	0
Ming Qi Chief Accounting Officer	2009	90,000	0	0	0
Ming Qi Chief Accounting Officer	2008	30,000 (2)	0	0	0
Ming Qi Chief Accounting Officer	2007	30,000 (3)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer (3)	2009	72,000	0	20,000	0
Dongliang (Frank) Su Acting Chief Financial Officer	2008	18,000 (4)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Yijun Wang Chief Executive Officer	2009	0	0	0	120,000
Yijun Wang Chief Executive Officer	2008	0	0	0	50,000
Yijun Wang Chief Executive Officer	2007	0	0	0	0
Ming Qi Chief Accounting Officer	2009	0	0	0	90,000
Ming Qi Chief Accounting Officer	2008	0	0	0	30,000
Ming Qi Chief Accounting Officer	2007	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2009	0	0	0	92,000
Dongliang (Frank) Su Acting Chief Financial Officer	2008	0	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2007	0	0	0	0

(1) The compensation for Yijun Wang reflects his salary at Qingdao Renmin prior to the Share Exchange.

(2) Ming Qi served as our Chief Financial Officer from January 2007 until May 2008.

(3) The compensation for Ming Qi in 2007 reflects his salary at Qingdao Renmin prior to the Share Exchange.

(4) Frank Su has served as our Acting Chief Financial Officer since May 2008; accordingly, he did not receive any compensation from us prior to such time, however we are required to include him in the table for the preceding three fiscal years. Frank’s compensation includes costs incurred for his assistant, who worked mainly on Jpak’s Sarbanes-Oxley Section 404 compliance project. The market value of the 200,000 shares issued to Frank was US$20,000 at the date of issuance.

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

                As of September 22, 2009, we have 25,005,000 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which convert into 11,217,128 shares of common stock; and 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock and the Warrants, the holders thereof may not convert or exercise such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us, but the cap shall be of no further force or effect during the sixty-one (61) days immediately preceding the expiration of the Warrant. Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.

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

Name and Address*	Amount and Nature of beneficial ownership		Percent of Class
Joyrich Group Limited (1)	17,023,700		68.6%
Fabregas Group Limited (2)	3,163,188		12.8%
Statepro Investments Ltd. (3)	1,170,954		4.7%
Vision Opportunity Master Fund (4)	631,340	(5)	4.9	% (5)
Vision Capital Advantage Fund (4)	186,563	(5)	4.9	% (5)
QVT Fund LP (6)	2,425,995	(7)	9.8	% (7)
Quintessence Fund LP (6)	1,944,189	(8)	7.8	%(8)
Yijun Wang	—		—
Qingjun Yang	—		—
Huatian Sha	—		—
Ming Qi	—		—
Yuanbo Wang	—		—
Ligui Jiao	—		—
Stewart Shiang Lor (9)	21,357,842		86.1%
All executive officers and directors as a group (seven persons)	21,357,842		86.1%

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

(4)   The investment manager for Vision Opportunity Master Fund, Ltd. (“VOMF”) and Vision Capital Advantage Fund, LP (“VCAF,” together with VOMF they are collectively referred to as “Vision”)) is Vision Capital Advisors, LLC (“VCA”). Ultimate voting and dispositive control rests with Adam Benowitz, as VCA’s Senior Managing Member and the portfolio manager of VOMF and VCAF. Each of VCA and Adam Benowitz disclaim beneficial ownership of these shares.  The amount listed under “Common Stock” represents shares of Common Stock issuable upon exercise of warrants and conversion of the preferred stock that are exercisable and convertible within 60 days of June 4, 2009.

(5) This amount represents 4.9% of the shares of common stock underlying all of the Series A Preferred Stock, Series B Preferred Stock and Warrants Vision owns.  Vision currently owns 2,804,282 shares of Series A Preferred Stock (convertible into 5,608,564 shares of common stock), 2,500,000 shares of Series B Preferred Stock (convertible into 4,166,667 shares of common stock) and warrants to purchase up to 9,666,666 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.  As a result of a private transfer transaction between VOMF and VCAF, (i) VOMF currently owns 2,164,540 shares of Series A Preferred Stock (convertible into 4,329,080 shares of common stock), 1,929,674 shares of Series B Preferred Stock (convertible into 3,216,124 shares of common stock) and warrants to purchase up to an aggregate of 7,461,404 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table and (ii) VCAF currently owns 639,742 shares of Series A Preferred Stock (convertible into 1,279,484 shares of common stock), 570,326 shares of Series B Preferred Stock (convertible into 950,543 shares of common stock) and warrants to purchase up to an aggregate of 2,205,262 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $97,500 and $90,000, respectively.

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

Date:  September 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 2009	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: September 23, 2009	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: September 23, 2009	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: September 23, 2009	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: September 23, 2009	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: September 23, 2009	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER