Form 10-Q
period 2009-09-30
Jpak Group, Inc.
filed 2009-11-12
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

On November 9, 2009 there were 25,005,000 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128 shares of common stock, and 5,000,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,334 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000 shares of common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	September 30, 2009 (unaudited)	4
	Consolidated Statements of Operations (unaudited)
	Three months ended September 30, 2009 and 2008	5
	Consolidated Statements of Cash Flows (unaudited)
	Three months ended September 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	20
Item 4.	Controls and Procedures	21

Item 4T	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1.A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of JPAK Group, Inc. and Subsidiaries as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 10, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
November 6, 2009

JPAK GROUP, INC.
Consolidated Balance Sheets
	September 30,	June 30,
	2009	2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,411,453	$2,969,699
Restricted cash	5,848,890	3,403,868
Accounts receivable, net of allowance for doubtful accounts of $1,498,766
and $$1,496,723 at September 30, 2009 and June 30, 2009, respectively	11,367,055	9,063,973
Inventory	6,449,591	5,353,193
Trade notes receivable	88,020	-
Other receivables	1,278,933	1,205,983
Loan receivable	132,030	175,800
Advance payments	2,820,655	503,143
Prepaid expenses and other current assets	219,355	70,544
Prepaid other taxes	-	266,664
Total current assets	29,615,982	23,012,867

Property and equipment, net	12,939,056	13,107,216

Total assets	$42,555,038	$36,120,083

Liabilities
Current liabilities
Accounts payable and accrued expenses	$4,923,976	$3,277,973
Trade notes payable	5,209,267	3,212,704
Advance payments from customers	311,727	327,898
Short term bank loans	2,347,200	2,344,000
Current portion of long-term debt	151,101	951,811
Income tax payable	242,987	167,429
Other current liabilities	261,273	97,827
Total current liabilities	13,447,531	10,379,642

Long-term debt	3,827,403	1,985,075

Total liabilities	17,274,934	12,364,717

Equity
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized,
25,005,000 shares issued and outstanding at September 30, 2009 and
June 30, 2009, respectively	25,005	25,005
Series A preferred shares	2,484,226	2,484,226
Series B preferred shares	1,390,853	1,390,853
Warrants	4,634,678	4,634,678
Placement agent warrants	1,172,487	1,172,487
Additional paid-in capital	11,473,104	11,473,104
Retained earnings (deficit)	386,142	(1,106,478)
Statutory reserves	1,010,026	1,010,026
Accumulated other comprehensive income	2,597,306	2,565,276
Total stockholders’ equity	25,174,888	23,650,238

Noncontrolling interest	105,216	105,128

Total equity	25,280,104	23,755,366

Total liabilities and equity	$42,555,038	$36,120,083

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

Sales	$16,561,920	$9,430,330

Cost of sales	11,837,612	6,995,902

Gross profit	4,724,308	2,434,428

Operating expenses
Selling, general and administrative	2,888,343	2,107,661

Income from operations	1,835,965	326,767

Other income (expenses):
Interest expense, net	(97,051)	(8,525)
Non-operating expense, net	(3,512)	12,636

Total other income (expenses)	(100,563)	4,111

Income before provision for income taxes	1,735,402	330,878

Provision for income taxes	242,838	-

Net income before noncontrolling interest	1,492,564	330,878

Noncontrolling interest	(56)	(492)

Net income	1,492,620	331,370

Undistributed income attributable to preferred stockholders	654,946	146,079

Net income applicable to common stockholders	837,674	185,291

Other comprehensive income
Foreign currency translation adjustment	32,030	(38,908)

Comprehensive income	$1,524,650	$292,462

Basic earnings per common share	$0.03	$0.01
Diluted earnings per common share	$0.03	$0.01

Weighted average number of common shares outstanding
Basic	25,005,000	24,798,478
Diluted	44,555,461	51,681,761

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,492,620	$331,370
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Noncontrolling interest	(56)	(492)
Depreciation	382,499	296,909
Share-based payment	-	202,500
Loss on disposal of fixed assets	2,354	-
Provision for bad debts	-	150,782
Changes in assets and liabilities:
Accounts receivable	(2,289,303)	472,126
Inventory	(1,088,422)	125,185
Trade notes receivable	(87,966)	-
Other receivables	(71,260)	(90,037)
Advance payments	(2,315,404)	(554,020)
Prepaid expenses and other current assets	(148,704)	(3,397)
Accounts payable and accrued expenses	1,640,738	(1,045,312)
Advance payments from customers	(16,609)	-
Income tax payable	75,283	-
Other current liabilities	430,078	(43,880)
Total adjustments	(3,486,772)	(489,636)

Net cash used in operating activities	(1,994,152)	(158,266)

Cash flows from investing activities:
Additions to property and equipment	(198,913)	(247,665)
Loan receivable	43,983	-

Net cash used in investing activities	(154,930)	(247,665)

Cash flows from financing activities:
Issuance of trade notes payable	1,990,955	585,547
Proceeds from long-term debt	1,036,973	125,164

Net cash provided by financing activities	3,027,928	710,711

Effect of foreign currency translation on cash	7,930	(82,849)

Net increase in cash and cash equivalents	886,776	221,931

Cash and cash equivalents and restricted cash – beginning	6,373,567	7,218,904

Cash and cash equivalents and restricted cash – ending	$7,260,343	$7,440,835

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
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

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing”) completed a reverse acquisition of JPAK Group Co., Ltd., (“JPAK Co.”) which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK Co., per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to JPAK Group, Inc. (“JPAK”). The transaction was regarded as a reverse merger whereby JPAK Co. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK Co.. Thus, JPAK Co. is the continuing entity for financial reporting purposes. The financial statements have been prepared as if JPAK Co. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2006, JPAK Co. acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin, which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flows from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

Reclassification

Certain amounts of September 30, 2008 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of September 30, 2009 and June 30, 2009, the Company had restricted cash of $5,848,890 and $3,403,868, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

Note 4– Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of allowance for doubtful accounts amounted to $1,498,766 and $1,496,723 as of September 30, 2009 and June 30, 2009, respectively. The allowance was mainly because a major customer was near bankruptcy as of September 30, 2009.

Note 5 – Inventory

Inventory at September 30, 2009 and June 30, 2009 consists of the following:

	September 30, 2009	June 30, 2009

Finished goods	$2,264,747	$939,428
Raw materials	3,630,333	3,912,953
Parts and supplies	154,465	84,806
Work in process	400,046	416,006

Total	$6,449,591	$5,353,193

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 6 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances for the purchase of inventory amounted to $1,793,557 and $210,449 as of September 30, 2009 and June 30, 2009, respectively. Additionally, the advances for the purchase of equipment amounted to $1,027,098 and $292,694 as of September 30, 2009 and June 30, 2009, respectively.

Note 7 – Loan Receivable

The Company has given a non interest-bearing loan in the amount of $132,030 to a certain customer for purchasing a filling machine, with a commitment from the customer to buy an agreed quantity of packaging supplies from the Company. The customer agreed to pay back the loan in four installments by June 30, 2010.

Note 8 – Property and Equipment

Property and equipment at September 30, 2009 and June 30, 2009 consists of the following:

	September 30, 2009	June 30, 2009

Buildings	$4,495,198	$4,463,528
Machinery and equipment	17,007,960	16,817,851
Subtotal	21,503,158	21,281,379
Less: Accumulated depreciation	8,565,898	8,174,163
	12,937,260	13,107,216
Add: Construction in progress	1,796	-
Total	$12,939,056	$13,107,216

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $382,499 and $296,909, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2009 and June 30, 2009 consist of the following:

	September 30, 2009	June 30, 2009

Accounts payable	$4,746,966	$3,032,577
Accrued expenses	177,010	245,396

Total	$4,923,976	$3,277,973

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of September 30, 2009 and June 30, 2009 were $5,209,267 and $3,212,704, respectively.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 11 – Short Term Bank Loans

Short term bank loans at September 30, 2009 and June 30, 2009 consist of the following:

	September 30,	June 30,
	2009	2009
On January 22, 2009, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
22, 2010. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property and
equipment.	$2,347,200	$2,344,000

Total short term bank loans	$2,347,200	$2,344,000

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the quarter ended September 30, 2009, the income tax expense was $242,838.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 13 – Long-Term Debt

As of September 30, 2009, the Company had an outstanding long-term debt of $3,978,504, including the current portion of $151,101. As of June 30, 2009, the Company had an outstanding long-term debt of $2,936,886, including the current portion of $951,811. These loans represent borrowings from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 14 – Stockholders’ Equity and Related Financing Agreements

On August 9, 2007, the shareholders of JPAK were issued 23,005,000 shares of Rx Staffing’s common stock, which represented 64.4% of all the issued and outstanding shares of JPAK’s common stock, under a Securities Exchange Agreement (the “SEA”), pursuant to which all the shares of Rx Staffing were transferred and JPAK became a wholly-owned subsidiary of Rx Staffing. In connection with the Share Exchange, the company changed its name to JPAK Group, Inc.

On August 9, 2007, JPAK became a party to the Note Purchase Agreement dated May 17, 2007 (“NPA”). Pursuant to the NPA, JPAK issued Convertible Promissory Notes in the aggregate principal amount of $5.5 million to the Investors. As a result of the Share Exchange, and under the terms of the Notes and the NPA, the notes converted to the following: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share, convertible into an aggregate of 11,217,128 shares of Common Stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which shall contain the same terms as the Series A Preferred Stock (other than conversion price), and will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants were exercisable until 90 days following the effective date of a registration statement registering for sale of shares of common stock underlying the securities issued in the financing. Finally, the Company also granted warrants to purchase 990,000 shares of common stock at an exercise price of $.50 per share and 750,000 shares of common stock at an exercise price of $.60 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On December 28, 2007, the holders of the JPAK’s outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of $5.0 million to The Company. Upon exercise of the Series J Warrants and pursuant to their stated terms, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock at an exercise price of $0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock (subject to adjustment) at an exercise price of $0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

In connection with the exercise of the Series J Warrants, the term of Series A and Series B Warrants was extended from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (the “Series B financing”).  In this way, the conversion of Series A and Series B convertible Preferred Stock is deemed as “in the money” and therefore contain a beneficial conversion feature which amounted to $2,484,226 and $1,390,853, respectively, after allocation.

On April 1, 2008, JPAK entered into a consulting agreement with Tripoint Capital advisors, LLC to provide consulting services for one year. As a result, JPAK agreed to issue to Tripoint and/or its affiliates 300,000 shares of its capital stock on July 1, 2008. The shares were issued on July 1, 2008. 150,000 shares were vested immediately and the remaining 150,000 were to be vested in equal installments in the next two quarters.  The fair value on April 1, 2008 was $404,700 based on the quoted price of the Company's common stock.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 14 – Stockholders’ Equity and Related Financing Agreements (continued)

On April 1, 2009, the board of directors approved to issue 200,000 shares of the Company’s common stock to Mr. Dongliang (Frank) Su, the acting CFO of the Company and the shares were vested on July 1, 2009. The fair value on April 1, 2009 was $20,000 based on the quoted price of the Company's common stock on that day.

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $109,266 and $119,482 for the quarters ended September 30, 2009 and 2008, respectively.

Note 16 – Risk Factors

In the three months ended September 30, 2009 and 2008, five vendors accounted for approximately 79% and 64% of the Company's purchases, respectively. Total purchases from these vendors were $12,914,455 and $5,765,152 for the three months ended September 30, 2009 and 2008, respectively.

In the three months ended September 30, 2009 and 2008, five customers accounted for approximately 59% and 47% of the Company's revenue, respectively. Total sales to these customers were $9,692,619 and $4,431,837 for the three months ended September 30, 2009 and 2008, respectively.

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

Note 17 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company's cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 18 – Earnings Per Share

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

The Company uses the two-class method to calculate the basic earnings per share. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. The Company's Series A and Series B preferred shares are participating securities. In the event that any dividends are paid on our common stock, the holders of Series A and Series B preferred stock shall share with the holders of common stock on an as converted basis in such dividends. The 5,608,564 shares of Series A Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. The 5,000,000 shares of Series B Preferred Stock are convertible into an aggregate of 8,333,333 shares of common stock.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 18 – Earnings Per Share (continued)

Basic EPS for the quarter ended September 30, 2009 was computed as follows:

Net income			$1,492,620
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed 2009 earnings			$1,492,620

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.03	0.07	0.06
Totals	$0.03	$0.07	$0.06

Diluted EPS for the quarter ended September 30, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$837,674	25,005,000	$0.03
Warrants	-	-	--
	837,674	25,005,000	$0.03
Series A preferred stock conversion	375,777	11,217,128	-
Series B preferred stock conversion	279,169	8,333,333	--
Diluted earnings for common stock	$1,492,620	44,555,461	$0.03

Basic EPS for the quarter ended September 30, 2008 was computed as follows:

Net income			$331,370
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$331,370

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.01	0.01
Totals	$0.01	$0.01	$0.01

Note 18 – Earnings Per Share (continued)

Diluted EPS for the quarter ended September 30, 2008 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$185,291	24,798,478	$0.01
Warrants	-	7,332,822	--
	185,291	32,131,300	$0.01
Series A preferred stock conversion	83,813	11,217,128	-
Series B preferred stock conversion	62,266	8,333,333	--
Diluted earnings for common stock	$331,370	51,681,761	$0.01

Note 19 – Supplemental Cash Flow Information

	Three Months Ended September 30,
	2009	2008

Cash paid for interest	$126,967	$29,691
Cash paid for income taxes	$167,429	$-

Note 20 – Subsequent Events

On November 3, 2009, JPAK completed a financing with one accredited investor.   The financing raised gross proceeds of $6.0 million with net proceeds to JPAK of approximately $5.9 million. As a result of the financing, JPAK issued 12,000,000 shares of Series C Convertible Preferred Stock at a price of $.50 per share. In addition, JPAK also issued: (i) Series E Warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $.60 per share until November 2014, (ii) Series F Warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $.70 per share until November 2014. Under the terms of the financing agreements, these warrants can be exercised by cash payment or via cashless method in the event that an effective registration statement is not available as required by the registration rights agreement between JPAK and the investor.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months ended September 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe that we are one of the largest and leading domestic supplier of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we recently began manufacturing products for export to several other countries.

Company History

Qingdao Renmin commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. Management completed the buyout of 88.23% of the state-owned equity interest in 2004, and in the same year started the development of aseptic liquid food and beverage cartons which was launched in the China market in 2005.

On June 22, 2006, Jpak was incorporated in the Cayman Islands as Winner Dragon Limited. Winner Dragon Limited and was renamed Jpak Group Co., Ltd. on September 18, 2006. Additionally, during September 2006, Jpak completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak. Currently, substantially all of our operations are conducted in China through Qingdao Renmin.

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

Due to China’s new anti-monopoly laws, some of our larger competitors decreased the amounts of bundled products they offer.  Although this may cause such competitors to lower their price points, we believe it will allow us to be more competitive with them.  Since the sale of bundled products still maintains a large market share, we will continue to try and compete in the offering of bundled materials and equipment.

Milk scandal, economic crisis and their effects on Jpak

In September 2008, the Chinese health ministry announced that several babies died and thousands were sickened by contaminated milk formula powder during the previous months.  The authorities later confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertilizer; adding the chemical to the milk makes the formula test at higher concentrations of protein.

After this scandal, the Chinese government began strengthening its supervision of both the milk and beverage industries. As a result, some smaller plants stopped their production and some larger companies within the industry continue to work on recovering from the damage caused by the scandal.

Prior to the milk scandal, we focused more on the dairy packaged segment as it typically has higher margins than the fruit juice market. Due to this scandal, we terminated our previously developed relationship with Sanlu and cancelled all of their orders. Additionally, orders from Taizinai, one of our other customers in the diary sector, have declined rapidly.

During the year after this milk scandal, management monitored both the short and long-term impact on our business and operations. Compared to the market before the scandal, prices of dairy products have decreased by nearly 10% and although we have been and continue to  take every action necessary to minimize the impact of this scandal, since most of our customers are medium and small size companies, our short-term revenue has been adversely impacted and the performance in the fiscal year 2009 was significantly below expectations. However, management’s efforts to realign our marketing effort in the post-scandal market place have shown positive results, as demonstrated by our performance of the first quarter in fiscal year 2010. At present, packages for dairy and tea drink account for a large percentage of our products which cover more than 50% and 30% of our revenue, respectively.

In addition, since the downturn in the worldwide financial and credit markets in the year 2008, some of our key customers have been experiencing a challenging business situation in conjunction with mounting financial pressure.

We are seeing some signs of recovery: the sales volumes of the top two milk producers have almost reached the levels that existed before the scandal.

To limit the impact of the scandal and general market conditions, Management has tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers.  In addition, we have been dedicated to maintaining our major customers and exploring new clients. Our sales department has developed as many as 35 new domestic clients which amounted to 10.64% of the total sales in the fiscal year 2009 and five more in the quarter ended September 30, 2009. Furthermore, we have signed a contract with one of the Chinese top three milk producers and begun cooperation.  We expect we will receive trial orders of 100 million packs from this new customer in the first half of fiscal year 2010 before mass production. We believe this establishment of business relationship will enhance our business performance to a great extent.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Continuing and increasing the recent orders from Russia and other Eastern European markets;
●	Establishing brand names and brand awareness; and
●	Enhance the Company’s competitive advantages through R&D.

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main business of this joint venture is to research and develop filling machines.  We are progressing with related technology and techniques and the filling machines are still in the development period. During our recent testings of the filling machines, they can run at 12,000 packages output per hour and we anticipate that the first machine will begin production trials with our customers in December 2009, which may take three months before client’s final acceptance.

In addition, we successfully developed packaging which can be used in the filling machines created by SIG.  Currently, the new products are being tested among our customers and the manufacturing techniques are still being improved. We estimate that approximately US$300 thousand additional costs will incur with the Research and Development (the “R&D”) of this new product improvement. Provided that the product tests are successful, management believes this new packaging will be able to increase our revenue significantly with a relative higher gross margin.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased our annual capacity from 2 billion packs last year to approximately 3.5 billion packs for our current normal packaging. Additionally, once the packaging we developed for the SIG filling machines passes tests and is successfully launched into the market, if funding is available, management plans to introduce up to eight more production lines with annual capacity of 80 million packs per line.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we have decreased the scrap percentage and lowered our costs.

We have expanded our market by increasing the number of transactions with existing key clients and new clients; during fiscal year 2009, we gained a number of additional clients.  We have received orders from customers in Russia and Eastern Europe, which currently only account for a small amount of our total sales, but we intend to increase the amount of customers in these regions. Management also believes we are well positioned to attain new strategic clients in the year 2010 with our new filling machines and SIG packaging.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended September 30, 2009 and 2008

Three Months Ended September 30	2009	2008
Sales	$16,561,920	$9,430,330
Cost of sales	$11,837,612	$6,995,902
Total expenses	$2,888,343	$2,107,661
Other income (expense)	$(100,563)	$4,111
Income taxes	$242,838	$-
Minority interest	$(56)	$(492)
Net income	$1,492,620	$331,370
Undistributed income attributable to
Series A&B convertible preferred stockholders convertible preferred stock	$(654,946)	$(146,079)
Foreign currency translation adjustment	$32,030	$(38,908)
Comprehensive income	$1,524,650	$292,462

Sales. Total sales were approximately US$16.6 million for the three months ended September 30, 2009 as compared to approximately US$9.4 million for the same period ended September 30, 2008, an increase of approximately US$7.1 million, or 75.6%. The significant increase of sales reflected the extent of our recovery and growth from the milk scandal in the same period of 2008. In addition to the new client development, we are improving our cooperation with our existing clients such as Yinlu and Wonderson which accounted for approximately 39% and 25% of total increased amount of sales, respectively.

Cost of Sales. Cost of sales for the three months ended September 30, 2009 was approximately US$11.8 million, or 71.5% of sales, as compared to US$7.0 million, or 74.2% of sales, for the same period ended September 30, 2008. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The fall of the raw material prices, together with the rise of outputs which helped to increase the economic scale and reduce material wastage, led to an increase of gross margin by 2.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$2.9 million for the three months ended September 30, 2009 as compared to approximately US$2.1 million for the same period ended September 30, 2008, an increase of approximately US$0.8 million, or 37%. The increase was mainly due to an increase of post-sale service expenses and research and development expenses. The Company continuously strengthened the research and development activities. The total R&D expense was almost US$0.7 million, compared to the R&D expense of US$0.6 million in the same period ended September 30, 2008. With the increase of sales in the three months ended September 30, 2009, post-sale service and freight expenses increased from US$0.07 million to US$0.55 million and from US$0.2 million to US$0.3 million, respectively.

Net income.  Net income was approximately US$1.5 million for the three months ended September 30, 2009, compared to net income of approximately US$0.3 million for the same period ended September 30, 2008, an increase of approximately US$1.2 million, or 352%. The increase in net income was primarily due to the significant growth in revenue in the period ended September 30, 2009.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$0.03 million as of September 30, 2009 as compared to loss of US$0.04 million as of September 30, 2008. The balance sheet amounts with the exception of equity at September 30, 2009 were translated at RMB6.81663 to US$1.00 as compared to RMB6.83527 to US$1.00 at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months were average exchange rate during the quarter.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income applicable to common stockholders, was approximately US$1.5 million for the three months ended September 30, 2009, compared to an income of US$0.3 million for the three months ended September 30, 2008, an increase of $1.2 million. The increase of comprehensive income was mainly due to the increase of our operating profit in this period.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital totaling approximately US$16.2 million, including cash and cash equivalents of US$7.3 million.

Net cash used in operating activities was US$1,994,152 for the three months ended September 30, 2009. This net cash used was primarily due to the increase of accounts receivable, advanced payment and inventory balances as a result of the increase in sales. Net cash used in operating activities was US$158,266 for the same period ended September 30, 2008. This net cash used was primarily due to the decrease of account payable during the period.

Net cash used in investing activities for the three months ended September 30, 2009, totaled US$0.15 million and related primarily to the purchase of property and equipment. Net cash used in investing activities for the same period ended September 30, 2008 totaled US$0.25 million and also related primarily to the purchase of property and equipment.

Net cash generated in financing activities for the three months ended September 30, 2009, was US$3.0 million and related primarily to the issuance of trade notes payable and proceeds from additional borrowings from employees in this period. Net cash generated in financing activities for the same period ended September 30, 2008 was US$0.7 million and related primarily to issuance of trade notes payable during the period.

   We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of September 30, 2009, we had an aggregate principal amount of US$2.3 million outstanding under the loan agreements, with amounts mature in January 2010 and bear an interest rate of 5.31% per annum. The loan agreements contain customary affirmative and negative covenants and were secured by the property and equipment of Qindao Renmin. As of September 30, 2009, we were in material compliance with the terms of our loan agreements.

   On November 3, 2009, JPAK completed a financing with one accredited investor.   The financing raised gross proceeds of $6.0 million with net proceeds to JPAK of approximately $5.9 million. As a result of the financing, JPAK issued 12,000,000 shares of Series C Convertible Preferred Stock at a price of $.50 per share. In addition, JPAK also issued: (i) Series E Warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $.60 per share until November 2014, (ii) Series F Warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $.70 per share until November 2014. Under the terms of the financing agreements, these warrants can be exercised by cash payment or via cashless method in the event that an effective registration statement is not available as required by the registration rights agreement between JPAK and the investor. Management believes the new financing will provide additional capital for us to capture the opportunities for further growth.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s 2008 10-K for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the quarter ended September 30, 2009.

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

Since April 2009 we have been working diligently on the documentation of internal controls. The documentation is expected to complete in December 2009. Testing of internal controls will be conducted thereafter. We have identified a number of weaknesses with several financial processes.  We are still in the process of evaluating the impacts of these weaknesses, some of which may be material.  We expect this Sarbanes-Oxley Act Section 404 compliance project will enhance the Company’s internal controls significantly.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in Internal  Control -  Integrated  Framework  ("ICFR")  issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2009, we did not maintain effective controls over the financial reporting process.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended September 30, 2009. Based on the evaluation, management concluded that there was a material weakness in our internal control over financial reporting.  Subsequent to the issuance of our June 30, 2007 financial statements, management identified various errors in connection with our 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of reverse acquisition accounting and revision of capitalized costs related to financing transactions.  As a result, we filed restated financial statements for the year ending June 30, 2007 and for the quarters ending September 30, 2007 and December 31, 2007.  We then received additional SEC comments and management determined that another restatement of our December 31, 2007 financial statements, and a restatement of our March 31, 2008 financial statements was necessary in respect of the following: accounting for the extended term of the Series A and Series B Warrants issued in the private placement we closed in August 2007 and the commission paid pursuant to the exercise of the Series J Warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
As disclosed on the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on November 5, 2009, on November 4, 2009, we issued 12,000,000 units of our securities pursuant to a Securities Purchase Agreement we entered into with one accredited investor.

For a more complete description of the terms of the securities, please see the November 5, 2009 8-K.

The Financing was consummated pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S promulgated thereunder.

(b)	Not applicable.

(c)	Not applicable.

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

Date:  November 12, 2009