Form 10-Q
period 2009-12-31
Jpak Group, Inc.
filed 2010-02-05
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number: 000-1321559

Jpak Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-1977020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Xinghua Road Qingdao, Shandong Province People’s Republic of China	266401
(Address of Principal Executive Offices)	(ZIP Code)

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

 On February 4, 2010 there were 36,368,334  shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

JPAK GROUP, INC.

INDEX

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of
	December 31, 2009 (unaudited) and June 30, 2009	4
	Unaudited Consolidated Statements of Operations
	for the three and six months ended December 31, 2009 and 2008	5
	Unaudited Consolidated Statements of Cash Flows
	for the six months ended December 31, 2009 and 2008	6
	Unaudited Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	22
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

              We have reviewed the accompanying consolidated balance sheet of JPAK Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss) for the three months and six months ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
January 27, 2010

Consolidated Balance Sheets
	December 31,	June 30,
	2009	2009
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$7,203,020	$2,969,699
Restricted cash	4,180,409	3,403,868
Accounts receivable, net of allowance for doubtful accounts of $1,498,405
and $1,496,723 at December 31, 2009 and June 30, 2009, respectively	9,271,365	9,063,973
Inventory	7,160,336	5,353,193
Trade notes receivable	448,701	-
Other receivables	1,253,636	1,205,983
Loan receivable	132,030	175,800
Advance payments	5,103,265	503,143
Prepaid expenses and other current assets	139,109	70,544
Prepaid other taxes	-	266,664
Total current assets	34,891,871	23,012,867
Property and equipment, net	12,971,713	13,107,216
Other assets	112,697	-

Total assets	$47,976,281	$36,120,083

Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,771,724	$3,277,973
Trade notes payable	4,362,115	3,212,704
Advance payments from customers	298,928	327,898
Short-term bank loans	2,347,200	2,344,000
Current portion of long-term debt	764,307	951,811
Income tax payable	324,607	167,429
Other current liabilities	192,894	97,827
Total current liabilities	11,061,775	10,379,642
Long-term debt	4,724,812	1,985,075
Total liabilities	15,786,587	12,364,717

Equity
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 and 25,005,000 shares issued and outstanding at December
31, 2009 and June 30, 2009, respectively	36,368	25,005
Series A preferred shares	2,484,226	2,484,226
Series B preferred shares	1,390,853	1,390,853
Warrants	-	4,634,678
Placement agent warrants	1,172,487	1,172,487
Additional paid-in capital	22,011,719	11,473,104
Retained earnings (deficit)	1,386,164	(1,106,478)
Statutory reserves	1,010,026	1,010,026
Accumulated other comprehensive income	2,590,464	2,565,276
Total stockholders’ equity	32,084,568	23,650,238
Noncontrolling interest	105,126	105,128
Total equity	32,189,694	23,755,366

Total liabilities and equity	$47,976,281	$36,120,083

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$13,166,264	$6,108,787	$29,728,184	$15,539,117

Cost of sales	10,031,204	5,206,666	21,868,816	12,202,568

Gross profit	3,135,060	902,121	7,859,368	3,336,549

Operating expenses
Selling, general and administrative	1,805,476	1,517,427	4,693,819	3,625,088

Income (loss) from operations	1,329,584	(615,306)	3,165,549	(288,539)

Other income (expenses):
Interest expense, net	(95,005)	(99,092)	(192,056)	(107,617)
Non-operating income, net	89,878	1,134	86,366	13,770

Total other income (expenses)	(5,127)	(97,958)	(105,690)	(93,847)

Income (loss) before provision for income taxes	1,324,457	(713,264)	3,059,859	(382,386)

Provision for income taxes	324,524	-	567,362	-

Net income (loss)	999,933	(713,264)	2,492,497	(382,386)

Less: net (loss) attributable to noncontrolling interest	(89)	(67)	(145)	(559)

Net income (loss) attributable to Jpak	1,000,022	(713,197)	2,492,642	(381,827)

Undistributed income attributable to preferred
stockholders	491,161	-	1,165,971	-

Net income (loss) applicable to common
stockholders	508,861	(713,197)	1,326,671	(381,827)

Other comprehensive income (loss)
Foreign currency translation adjustment	(6,842)	(375)	25,188	(39,283)

Comprehensive income (loss)	$993,180	$(713,572)	$2,517,830	$(421,110)

Basic earnings (loss) per common share	$0.02	$(0.03)	$0.05	$(0.02)
Diluted earnings (loss) per common share	$0.02	$(0.03)	$0.05	$(0.02)

Weighted average number of common shares
outstanding
Basic	28,092,863	24,805,000	26,548,931	24,805,000
Diluted	56,295,779	24,805,000	49,882,001	24,805,000

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,492,642	$(381,827)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Noncontrolling interest	(145)	(559)
Depreciation	770,427	598,024
Share-based payment	-	303,750
Loss (gain) on disposal of fixed assets	2,355	(332)
Provision for bad debts	(361)	150,823
Changes in assets and liabilities:
Accounts receivable	(194,577)	1,192,350
Inventory	(1,799,098)	1,607,080
Trade notes receivable	(448,518)	-
Other receivables	(45,987)	(157,372)
Advance payments	(3,172,068)	(1,666,470)
Prepaid expenses and other current assets	(68,477)	36,782
Other assets	(112,651)	-
Accounts payable and accrued expenses	(510,297)	(1,592,945)
Advance payments from customers	(29,406)	-
Prepaid other taxes	266,919	-
Income tax payable	156,885	-
Other current liabilities	94,896	83,046
Total adjustments	(5,090,103)	554,177

Net cash provided by (used in) operating activities	(2,597,461)	172,350

Cash flows from investing activities:
Advance payments for fixed assets	(1,425,485)	-
Additions to property and equipment	(619,447)	(763,260)
Proceeds from disposal of fixed assets	-	48,345
Change in loan receivable	43,992	-

Net cash used in investing activities	(2,000,940)	(714,915)

Cash flows from financing activities:
Issuance of trade notes payable	1,144,557	(337,645)
Proceeds from (repayment of) long-term debt	2,547,183	(211,591)
Additional paid-in capital	5,916,500	-

Net cash provided by (used in) financing activities	9,608,240	(549,236)

Effect of foreign currency translation on cash	23	(128,910)

Net increase (decrease) in cash and cash equivalents	5,009,862	(1,220,711)

Cash and cash equivalents and restricted cash – beginning	6,373,567	7,218,904

Cash and cash equivalents and restricted cash – ending	$11,383,429	$5,998,193

Note 1 – Organization and Nature of Business

JPAK Group, Inc. (Formerly Rx Staffing Inc was established under the laws of Nevada on December 6, 2004. The accompanying consolidated financial statements include the financial statements of JPAK Group, Inc. and its subsidiaries (the “Company”). The Company’s primary business is to print and produce packaging products for sale to the beverage and other industries.

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

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Reclassification

Certain amounts of December 31, 2008 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of December 31, 2009 and June 30, 2009, the Company had restricted cash of $4,180,409 and $3,403,868, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,498,405 and $1,496,723 as of December 31, 2009 and June 30, 2009, respectively. The allowance was mainly because a major customer was near bankruptcy as of December 31, 2009.

Note 5 – Inventory

Inventory at December 31, 2009 and June 30, 2009 consists of the following:

	December 31, 2009	June 30, 2009

Finished goods	$2,326,472	$939,428
Raw materials	4,263,303	3,912,953
Parts and supplies	206,097	84,806
Work in process	364,464	416,006

Total	$7,160,336	$5,353,193

Note 6 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances for the purchase of inventory amounted to $3,384,103 and $210,449 as of December 31, 2009 and June 30, 2009, respectively. Additionally, the advances for the purchase of equipment amounted to $1,719,162 and $292,694 as of December 31, 2009 and June 30, 2009, respectively.

Note 7 – Loan Receivable

The Company gave a non interest-bearing loan in the amount of $132,030 to a certain customer for purchasing a filling machine, with a commitment from the customer to buy an agreed quantity of packaging supplies from the Company. The customer agreed to pay back the loan in four installments by June 30, 2010.

Note 8 – Property and Equipment

Property and equipment at December 31, 2009 and June 30, 2009 consists of the following:

	December 31, 2009	June 30, 2009

Buildings	$4,647,279	$4,463,528
Machinery and equipment	17,278,340	16,817,851
Subtotal	21,925,619	21,281,379
Less: Accumulated depreciation	8,953,906	8,174,163
	12,971,713	13,107,216

Total	$12,971,713	$13,107,216

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $387,928 and $301,115, respectively. Depreciation expenses for the six months ended December 31, 2009 and 2008 were $770,427 and $598,024, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 and June 30, 2009 consist of the following:

	December 31, 2009	June 30, 2009

Accounts payable	$2,609,947	$3,032,577
Accrued expenses	161,777	245,396

Total	$2,771,724	$3,277,973

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of December 31, 2009 and June 30, 2009 were $4,362,115 and $3,212,704, respectively.

Note 11 – Short Term Bank Loans

Short term bank loans at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009
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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the six months ended December 31, 2009, the income tax expense was $567,362.

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

Note 13 – Long-Term Debt

As of December 31, 2009, the Company had an outstanding long-term debt of $4,139,874 due to employees, including the current portion of $764,307. As of June 30, 2009, the Company had an outstanding long-term debt of $2,936,886 due to employees, including the current portion of $951,811. These loans were borrowed from employees at an annual interest rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.

The long-term debt also includes mortgage loan. The Company has entered into a contract with a third party to obtain a mortgage loan on collateral of their current equipment. The Company agreed to pay back the loan in 48 installments over four years. During the quarter ended December 31, 2009, the Company received the contractual amount of approximately $1.4 million and paid back the first installment. The balance of principal payable was $1,349,245 at December 31, 2009.

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

Note 14 – Stockholders’ Equity and Related Financing Agreements (continued)

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

On November 3, 2009, JPAK completed a financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds to JPAK of $5,916,500. As a result of the financing, JPAK issued 12,000,000 units of securities at a price of $0.50 per unit. Each unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a one-half Series E Warrant (the “Series E Warrant”) and one-half Series F Warrant (the “Series F Warrant”, collectively the “Warrants”).  Each whole Series E Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the financing, the Company paid the fee of $30,000 to Tripoint Global Equities, LLC, who acted as placement agent.

On December 16, 2009, JPAK entered into an Exchange Agreement with each of the holders of the warrants that were issued pursuant to the private financings that closed in August 2007, December 2007 and November 2009.  Pursuant to the Exchange Agreement the Company issued an aggregate of 11,363,334 shares of our common stock in exchange for 5,500,000 Series A Warrants; 5,500,000 Series B Warrants; 4,166,667 Series C Warrants; 4,166,667 Series D Warrants; 6,000,000 Series E Warrants; and 6,000,000 Series F Warrants.  The warrant exchange took the form of a cashless transaction.  As a result, JPAK does not have any warrants outstanding other than those issued to the placement agent of the above mentioned private financings.

Note 15 – Employee Welfare Plan

The Company established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $246,986 and $223,505 for the six months ended December 31, 2009 and 2008, respectively.

Note 16 – Risk Factors

For the three months ended December 31, 2009 and 2008, five vendors accounted for approximately 78% and 60% of the Company’s purchases, respectively. Total purchases from these vendors were $9,949,685 and $5,777,360 for the three months ended December 31, 2009 and 2008, respectively.

For the three months ended December 31, 2009 and 2008, five customers accounted for approximately 63% and 56% of the Company’s revenue, respectively. Total sales to these customers were $8,326,864 and $3,354,643 for the three months ended December, 2009 and 2008, respectively.

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

Note 18 – Capital Commitment

On November 27, 2009, the Company entered into two agreements with a third party to obtain mortgage loans of approximately $1.4 million on collateral of their contracted purchase of printing equipment for approximately $2.3 million. Pursuant to the agreements, the Company is obliged to pay back principal and interest of $38,323 per month within four years after the acquisitions of equipment are completed.

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

The Company uses two-class method to calculate the basic earnings per share. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. The Company’s Series A, Series B and Series C preferred shares are participating securities. In the event that any dividends are paid on our common stock, the holders of Series A, Series B and Series C preferred stock shall share with the holders of common stock on an as converted basis in such dividends. The 5,608,564 shares of Series A Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. The 5,000,000 shares of Series B Preferred Stock are convertible into an aggregate of 8,333,333 shares of common stock.  The 12,000,000 shares of Series C Preferred Stock are convertible into an aggregate of 12,000,000 shares of common stock.

Note 19 – Earnings Per Share (continued)

Basic EPS for the three months ended December 31, 2009 was computed as follows:

Net income	$1,000,022
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$1,000,022

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.02	0.04	0.03	0.01
Totals	$0.02	$0.04	$0.03	$0.01

Diluted EPS for the three months ended December 31, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$508,861	28,092,863	$0.02
Warrants	-	1,087,238	--
	508,861	29,180,101	$0.02
Series A preferred stock conversion	203,182	11,217,128	--
Series B preferred stock conversion	150,946	8,333,333	--
Series C preferred stock conversion	137,033	7,565,217	--
Diluted earnings for common stock	$1,000,022	56,295,779	$0.02

Basic EPS for the three months ended December 31, 2008 was computed as follows:

Net income			$(713,197)
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$(713,197)

Basic earnings per share amounts:
		Series A	Series B
Common		convertible	convertible
Stock		preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.03)	0.00	0.00
Totals	$(0.03)	$0.00	$0.00

Note 19 – Earnings Per Share (continued)

Diluted EPS for the three months ended December 31, 2008 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(713,197)	24,805,000	$(0.03)
Warrants	-	-	--
	(713,197)	24,805,000	$(0.03)
Series A preferred stock conversion	-	-	--
Series B preferred stock conversion	-	-	--
Diluted earnings for common stock	$(713,197)	24,805,000	$(0.03)

Basic EPS for the six months ended December 31, 2009 was computed as follows:

Net income	$2,492,642
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$2,492,642

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.05	0.10	0.08	0.02
Totals	$0.05	$0.10	$0.08	$0.02

Diluted EPS for the six months ended December 31, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$1,326,671	26,548,931	$0.05
Warrants	-	-	--
	1,326,671	26,548,931	$0.05
Series A preferred stock conversion	560,529	11,217,128	--
Series B preferred stock conversion	416,422	8,333,333	--
Series C preferred stock conversion	189,020	3,782,609	--
Diluted earnings for common stock	$2,492,642	49,882,001	$0.05

Note 19 – Earnings Per Share (continued)

Basic EPS for the six months ended December 31, 2008 was computed as follows:

Net income	$(381,827)
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Undistributed earnings	$(381,827)

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.02)	0.00	0.00
Totals	$(0.02)	$0.00	$0.00

Diluted EPS for the six months ended December 31, 2008 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(381,827)	24,805,000	$(0.02)
Warrants	-	-	--
	(381,827)	24,805,000	$(0.02)
Series A preferred stock conversion	-	-	--
Series B preferred stock conversion	-	-	--
Diluted earnings for common stock	$(381,827)	24,805,000	$(0.02)

Note 20 – Supplemental Cash Flow Information

	Six Months Ended December 31,
	2009	2008

Cash paid for interest	$253,402	$112,845
Cash paid for income taxes	$383,092	$-

Note 21 – Subsequent Events

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, one of our subsidiaries, was licensed to start business in Qingdao with a capital commitment of $13.5 million, 37% of which will be invested within three months after registration and the rest will be invested within two years. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.  We have also started the process of acquiring land rights to 100 mu (Chinese Acres) land in Qingdao to build production facility for Qingdao Likang.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months and six months ended December 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe we are one of the largest and leading domestic suppliers of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have recently begun contract manufacturing products for export to several other countries.

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

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million, 37% of which will be injected within three months after registration and the rest will be done within two years. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.

Due to China’s new anti-monopoly laws, some of our larger competitors offered fewer amounts of bundled products.  Although this may cause such competitors to lower their price points, we believe it will allow us to be more competitive with them.  Since the sale of bundled products still maintains a large market share, we will continue to try and compete in the offering of bundled materials and equipment.

Milk scandal, economic crisis and their effects on Jpak

In September 2008, the Chinese health ministry announced that over the previous months several babies had died and thousands were sickened by contaminated milk formula powder. The authorities later confirmed that the tainted powder was laced with melamine, an industrial chemical sometimes used to make plastics and fertilizer. Adding the chemical to the milk makes the formula test at higher concentrations of protein.  This milk scandal caused a severe disruption in the market for milk and milk related products which adversely affected our business in prior periods.

Recently, we have seen signs of recovery; the sales volumes of the top two milk producers have almost recovered to the levels before the scandal and even higher.

Prior to the milk scandal, we focused more efforts in the dairy packaged segment as it typically has higher margins than the fruit juice market. Due to this scandal, our previous sales to dairy customers fell sharply and some major customers and business relationships were lost. As a result of the scandal and the competitive environment it caused, prices were cut by nearly 10% and our short-term revenue was adversely impacted.  This caused our performance in the 2009 fiscal year to fall significantly short of our expectations prior to the scandal.

Management began to take every action to minimize these losses and monitor both short and long-term impact on our business and operations. We tightened our credit control by installing ceilings on our customers’ credit limits and monitored the financial situation of our customers more closely. So far, Management’s efforts to realign our marketing effort with the post-scandal market place have shown positive results, as reflected by our performance during the first six months in fiscal year 2010. At present, packages for dairy and tea drinks account for a large percentage of our products, which cover more than 60% and 30% of our revenue, respectively.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market, as well as in the selective Asian and Middle Eastern markets. We intend to achieve our goal by using the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Continuing and increasing the recent orders from Russia and other Eastern European markets;
●	Establishing brand names and brand awareness; and
●	Enhancing the Company’s competitive advantages through Research &Development.

Research and Development

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang.  The main business of this joint venture is to research and develop filling machines.  We are progressing with related technology and techniques and the filling machines are still in the development phase. Currently, the filling machines can run at 12,000 packages output per hour during our tests and the first machine is being installed with one of our customers.

In addition, we successfully developed packaging which can be used in the filling machines created by SIG (the second largest multi-national supplier in the aseptic liquid food and beverage carton market).  Our new products are being tested among our customers and we continue to improve the manufacturing techniques. We estimate that we will incur up to approximately US$300,000 in additional costs for the R&D of this associated with this new product improvement. The new production line is being installed and production tests are expected to be run in March. Provided that the product tests are successful, management believes this new packaging will be able to increase our revenue significantly at a relatively higher gross margin.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. Our annual capacity has increased from 2 billion packs last year to approximately 3.5 billion packs this year. Additionally, assuming funds are available, once our SIG compatible packaging passes all necessary tests  including the test of equipment, material and final products and launches in large batch, management plans to introduce up to eight additional production lines with annual capacity of 80 million packs per line.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we decreased the scrap percentage and lowered our costs.

With the planning and construction of our new plant of Qingdao Likang, we anticipate that one new line for normal packs and four new lines for SIG packs will be put into production in approximately one year. We intend to expand further in the next two or three years, which may increase our annual capacity to 8.0 billion packs per annum.

We have expanded our market by increasing the number of transactions with our existing key clients and new clients. Our sales department has recently developed twelve new clients, which amounted to 2.3% of the total sales in the six months ended December 31, 2009. We also begun to receive orders from customers in Russia and Eastern Europe. Although these orders currently only account for a small portion of our total sales, we intend to further increase the orders from  these regions.

Furthermore, we are  in the process of negotiating a new contract with one of China’s top three milk producers and we are in the process of discussing further cooperation. We are receiving trial orders from this new customer and we believe this business relationship may enhance our business performance to a greater extent.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended December 31, 2009 and 2008

Three Months Ended December 31	2009	2008
Sales	$13,166,264	$6,108,787
Cost of sales	$10,031,204	$5,206,666
Gross profit	$3,135,060	$902,121
Selling, general and administrative expenses	$1,805,476	$1,517,427
Other income (expense)	$(5,127)	$(97,958)
Income taxes	$324,524	$-
Minority interest	$(89)	$(67)
Net income (loss)	$1,000,022	$(713,197)
Undistributed income attributable to convertible preferred stockholders	$491,161	$-
Foreign currency translation adjustment	$(6,842)	$(375)
Comprehensive income (loss)	$993,180	$(713,572)

Sales. Total sales were approximately US$13.2 million for the three months ended December 31, 2009 as compared to approximately US$6.1 million for the same period ended December 31, 2008, an increase of approximately US$7.1 million, or 116%. The significant increase of sales reflected the extent of our recovery from the milk scandal and our sales effects in the period. In addition to the new client development, we have enhanced our cooperation with our existing clients with significant order increase.

Cost of Sales. Cost of sales for the three months ended December 31, 2009 was approximately US$10.0 million, or 76.2% of sales, as compared to US$5.2 million, or 85.2% of sales, for the same period ended December 31, 2008. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The percentage of cost of sales has decreased significantly due to the fall of major raw material price and the rise of outputs, which helped increase the economic scale and reduce material wastage.

Gross profit.  Gross profit margin for the three months ended December 31, 2009 was approximately 23.8% as compared to 14.8% for the three months ended December 31, 2008, an increase of 9%.

    Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$1.8 million for the three months ended December 31, 2009 as compared to approximately US$1.5 million for the same period ended December 31, 2008, an increase of approximately US$0.3 million, or 19%. The increase was mainly due to the compensation expenses to external service providers for the November Financing and December Warrants Restructuring.

Net income (loss).  Net income was approximately US$1.0 million for the three months ended December 31, 2009 as compared to net loss of approximately US$0.7 million for the same period ended December 31, 2008, an increase of approximately US$1.7 million. The increase in net income was primarily due to the significant growth in revenue and higher gross margin in the quarter ended December 31, 2009.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to loss of US$6,842 as of December 31, 2009 as compared to loss of US$375 as of December 31, 2008. The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were both translated at RMB6.83 to US$1.00. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months were average exchange rate during the quarter.

Comprehensive income (loss). The comprehensive income, which adds the currency adjustment to net income, was approximately US$1.0 million for the three months ended December 31, 2009 as compared to a loss of US$0.7 million for the three months ended December 31, 2008, an increase of $1.7 million. The increase of comprehensive income was mainly due to the increase of our operating profit in the quarter.

Comparison of the six months ended December 31, 2009 and 2008

Six Months Ended December 31	2009	2008
Sales	$29,728,184	$15,539,117
Cost of sales	$21,868,816	$12,202,568
Gross profit	$7,859,368	$3,336,549
Selling, general and administrative expenses	$4,693,819	$3,625,088
Other income (expense)	$(105,690)	$(93,847)
Income taxes	$567,362	$-
Minority interest	$(145)	$(559)
Net income (loss)	$2,492,642	$(381,827)
Undistributed income attributable to convertible preferred stockholers	$1,165,971	$-
Foreign currency translation adjustment	$25,188	$(39,283)
Comprehensive income (loss)	$2,517,830	$(421,110)

Sales. Total sales were approximately US$29.7 million for the six months ended December 31, 2009 as compared to approximately US$15.5 million for the same period of 2008, increased by approximately US$14.2 million or 91%. The significant increase of sales reflected the extent of our recovery from the milk scandal and our sales effects in the period.

Cost of Sales. Cost of sales for the six months ended December 31, 2009 was approximately US$21.9 million, or 73.6% of sales, as compared to US$12.2 million, or 78.5% of sales, for the same period of 2008. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The percentage of cost of sales has decreased due to the fall of major raw material price and the rise of outputs, which helped increase the economic scale and reduce material wastage.

Gross profit.  Gross profit margin for the six months ended December 31, 2009 was approximately 26.4% as compared to 21.5% for the six months ended December 31, 2008, an increase by 4.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately US$4.7 million for the six months ended December 31, 2009 as compared to approximately US$3.6 million for the same period of 2008, an increase of approximately US$1.1 million, or 29.5%. The increase was mainly due to an increase of compensation expenses to external service providers for the November Financing and December Warrants Restructuring and increased post-sale service expenses.

Net income (loss).  Net income was approximately US$2.5 million for six months ended December 31, 2009 as compared to net loss of approximately US$0.4 million for the same period of 2008, an increase of approximately US$2.9 million. The increase in net income was primarily due to the significant growth in revenue and higher gross margin in the period ended December 31, 2009.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of US$25,188 as of December 31, 2009 as compared to loss of US$39,283 as of December 31, 2008. The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were both translated at RMB6.83 to US$1.00. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2009 and 2008 were RMB6.8194 and RMB6.8292 to US$1.00, respectively.

Comprehensive income (loss). The comprehensive income, which adds the currency adjustment to net income, was approximately US$2.5 million for the six months ended December 31, 2009 as compared to a loss of US$0.4 million for the six months ended December 31, 2008, an increase of $2.9 million. The increase in comprehensive income was primarily due to the increase of our operating profit in this period.

Liquidity and Capital Resources

            As of December 31, 2009, we had working capital totaling approximately US$23.8 million, including cash and cash equivalents of US$11.4 million.

            Net cash used in operating activities was US$2,597,461 for the six months ended December 31, 2009. This net cash used was primarily due to the increase of advanced payment and inventory balances as a result of the increase in sales. Net cash generated in operating activities was US$172,350 for the same period ended December 31, 2008. This net cash generated was primarily due to the decrease of accounts receivable and inventory balance during the period.

             Net cash used in investing activities for the six months ended December 31, 2009 totaled US$2.0 million and related primarily to the purchase and advanced payments for property and equipment. Net cash used in investing activities for the same period ended December 31, 2008 totaled US$0.7 million and also related primarily to the purchase of property and equipment.

            Net cash generated in financing activities for the six months ended December 31, 2009 was US$9.6 million and related primarily to the issuance of trade notes payable, proceeds from additional borrowings from employees and the new financing in this period. In November 2009, we completed a financing of US$6 million with net proceeds US$5,916,500. Net cash used in financing activities for the same period ended December 31, 2008 was US$0.55 million and related primarily to the reduction of trade notes payable and repayment of borrowings from employees during the period.

We have entered into several loan agreements with our primary lenders, Industrial and Commercial Bank of China and Qingdao City Commercial Bank, under which we have term loans. As of December 31, 2009, we had an aggregate principal amount of US$2.3 million outstanding under the loan agreements, with amounts mature in January 2010 and bear an interest rate of 5.31% per annum. The loan agreements contain customary affirmative and negative covenants and were secured by the property and equipment of Qindao Renmin. As of December 31, 2009, we were in material compliance with the terms of our loan agreements.

Critical Accounting Policies and Estimates

            Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s 2009 10-K for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.

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

Since April 2009 we have been working diligently on the documentation of internal controls. The documentation is expected to complete in February 2010. Testing of internal controls will be conducted thereafter. We have identified a number of weaknesses with several financial processes.  We are still in the process of evaluating the impacts of these weaknesses, some of which may be material.  We expect this Sarbanes-Oxley Act Section 404 compliance project will enhance the Company’s internal controls significantly.

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

Changes in Internal Control Over Financial Reporting

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

Item 4. Submission of Matters to a Vote of Security Holders

 We did not submit any matters to our shareholders during the quarter covered by this Report. However, we did solicit votes from our shareholders during the period covered by this Report for our 2009 annual shareholder meeting.  On December 30, 2009, we mailed out a proxy statement soliciting votes to re-elect our Board of Directors at our Annual Shareholder Meeting, which was held on January 20, 200.  All of our directors were re-elected; the following shows the voting tabulation for such election:

Director Nominee	FOR (# and %)	WITHHELD (# and %)
Mr. Yiyun Wang	21,387,342 &100%	0
Mr. Qingjun Yang	21,387,342 & 100%	0
Mr. Huatian Sha	21,387,342 &100%	0
Mr. Ming Qi	21,387,342 & 100%	0
Stewart Shiang Lor	21,387,342 & 100%	0
Yuanbo Wang	21,387,342 &100%	0
Lingui Jiao	21,387,342 &100%	0

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

15.1	Letter regarding unaudited interim financial information

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer, Chief Accounting Officer,
President & Director

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date:  February 4, 2010