Form 10-K/A
period 2009-06-30
Jpak Group, Inc.
filed 2010-04-09
CIK 1321559

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30,2009 (the last business day of the Registrant’s most recently completed fiscal year) was approximately $412,000.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on April 6, 2010 was 36,368,334, 5,608,564 shares of the Registrant’s Series A Preferred, 5,000,000 shares of Series B Preferred and 12,000,000 shares of Series C Preferred Stock.

JPAK GROUP, INC.
FORM 10-K/A INDEX

Explanatory Note: We are amending our 10K to update the information in our beneficial ownership table.

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

The loss of one or more members of our management team or other key employeescould affect our ability to successfully grow our business. Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees, including but not limited to, Yijun Wang, our Chairman, Chief Executive Officer and President (and Chairman and Chief Executive Officer of Qingdao Renmin) and Qingjun Yang, the President of Qingdao Renmin. Qingdao Renmin currently has employment agreements with its named executive officers but does not currently maintain key person life insurance. If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. Further, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.  Our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock own, in the aggregate, approximately 56% of our outstanding common stock. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of April 6, 2010, we had approximately 67,918,795 shares of common stock outstanding (assuming conversion of our outstanding Series A, Series B  and Series C preferred stock). We also have placement agent warrants to purchase up to approximately 1,740,000 shares of our common stock outstanding. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. In addition, we have agreed to file a registration statement covering the sale of the shares of our common stock underlying the securities issued in the recent financing transaction, which shares will be freely tradable following the effective date of such registration statement. Certain of our shareholders holding an aggregate of 23,005,000 shares of our common stock (including shares held in escrow as described herein) have agreed that, for a period of six months following the effectiveness of the registration statement for which this prospectus forms a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement (defined herein), including consent by the investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common Stock. In addition, for a period of 12 months following such six month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period. If a significant portion of our shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

	High	Low
Quarter ended September 30, 2008	$1.20	$0.30
Quarter ended December 31, 2008	$1.01	$0.13
Quarter ended March 31, 2009	$0.75	$0.05
Quarter ended June 30, 2009	$0.75	$0.05
Quarter ended September 30, 2009	$0.94	$0.08
Quarter ended December 31, 2009	$0.95	$0.06
Quarter ended March 31, 2010	$0.80	$0.08

At April 6, 2010, the closing bid price of the common stock was $0.65 and we had approximately 35 record holders of our stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

There are warrants to purchase 990,000 shares of common stock at $0.50 per share, which were issued to the placement agent in the Financing. The placement agent warrants will expire in 2013.

There are also warrants to purchase 750,000 shares of common stock at $0.60 per share, which were issued to the placement agent in the exercise of the Series J Warrants. These placement agent warrants will also expire in 2013.

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

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

 Our management evaluated, with participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our review of copies of such reports at the time we filed our initial Form 10K for the year ending June 30, 2009, we believed that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2009.  However, we were recently informed that one of our directors, Stewart Shiang Lor failed to file a Form 4 and related amendment to his Schedule 13D during fiscal 2009.  Mr. Lor recently informed us that between May and June 2009, Statepro Investments Ltd. transferred a total of 1,122,468 shares of Jpak common stock that it owned in a private transaction.  Stewart Shiang Lor owns 100% of Statepro’s equity and therefore a Form 4 and amendment to Mr. Lor’s Schedule 13D should have been filed to disclose the transfer.  In lieu of the Form 4, Mr. Lor informed us that he is filing a Form 5 to disclose the transaction, as well as an amendment to his Schedule 13D.

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

                As of April 6, 2010, we have 36,368,334 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which convert into 11,217,128 shares of common stock; 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock; and 12,000,000 shares of Series C Preferred Stock outstanding, which convert into 12,000,000 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us. Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.  In regards to the Series C Preferred Stock, except with respect to transactions upon which such Series C Preferred Stock shall be entitled to vote separately as a class and as otherwise required by Nevada law, the Series C Preferred Stock does not have any voting rights.  Additionally, based upon the terms of the Series C Preferred Stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.  See “Description of Securities.”

                 Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock and Series A, Series B and Series C Preferred Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 6, 2010. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address*	Amount and Nature of beneficial ownership		Percent of Class
Joyrich Group Limited (1)	17,023,700		46.8%
Fabregas Group Limited (2)	3,163,188		8.7%
Statepro Investments Ltd. (3)	48,486		**	%
Vision Opportunity Master Fund (4)	2,740,021	(5)	4.9	% (5)
Vision Capital Advantage Fund (4)	2,740,021	(5)	4.9	% (5)
QVT Fund LP (6)	5,535,961	(7)	9.9	% (7)
Quintessence Fund LP (6)	1,335,690	(8)	2.4	% (8)
Yijun Wang	—		—
Qingjun Yang	—		—
Huatian Sha	—		—
Ming Qi	—		—
Yuanbo Wang	—		—
Ligui Jiao	—		—
Stewart Shiang Lor (9)	20,235,374		55.6%
Lee Wah Investments Limited (10)	4,788,465 (11)		9.9%
All executive officers and directors as a group (seven persons)	20,235,374		55.6%

* The address for the officers and directors is 15 Xinghua Road, Qingdao, Shandong Province, the People’s Republic of China, (86-532) 8461 6387.

** Represents less than 1% of our outstanding shares of common stock.

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

(5) This amount represents 4.9% of the shares of common stock underlying Vision’s Series A Preferred Stock and Series B Preferred Stock and shares of common stock.  Vision currently owns 2,804,282 shares of Series A Preferred Stock (convertible into 5,608,564 shares of common stock), 2,500,000 shares of Series B Preferred Stock (convertible into 4,166,667 shares of common stock) and 3,581,667 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.  As a result of a private transfer transaction between VOMF and VCAF, (i) VOMF currently owns 2,164,540 shares of Series A Preferred Stock (convertible into 4,329,080 shares of common stock), 1,929,674 shares of Series B Preferred Stock (convertible into 3,216,124 shares of common stock) and 2,764,579 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table and (ii) VCAF currently owns 639,742 shares of Series A Preferred Stock (convertible into 1,279,484 shares of common stock), 570,326 shares of Series B Preferred Stock (convertible into 950,543 shares of common stock) and 817,088 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

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

(7)  This amount represents 9.9% of the shares of common stock underlying QVT’s Series A Preferred Stock and Series B Preferred Stock and shares of common stock.  QVT currently owns 2,523,854 shares of Series A Preferred Stock (convertible into 5,047,708 shares of common stock), 2,250,000 shares of Series B Preferred Stock (convertible into 3,750,000 shares of common stock) and 3,223,500 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(8) Quintessence currently owns 280,428 shares of Series A Preferred Stock (convertible into 560,856 shares of common stock), 250,000 shares of Series B Preferred Stock (convertible into 416,667 shares of common stock) and 358,167 shares of common; the total of which is below the ownership Cap explained above.

(9)   Mr. Lor has sole voting and dispositive power over the shares of common stock beneficially owned by Joyrich Group Limited, Fabregas Group Limited and Statepro Investments Ltd. See footnotes (1) through (3).

(10)   Lee Wah Investments Limited is a Hong Kong company of which Xuebin Zhang is the sole shareholder and director. Mr. Zhang has sole voting and dispositive power over these shares.

(11)  This amount represents 9.99% of the shares of common stock underlying Lee Wah’s Series C Preferred Stock and shares of common stock they received upon exchange of warrants.  Lee Wah currently owns 12,000,000 shares of Series C Preferred Stock (convertible into 12,000,000 shares of common stock) and 4,200,000 shares of common stock.

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

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Joyrich, Fabregas and Statepro.  As disclosed elsewhere in this Report, in connection with the Share Exchange, Joyrich, Fabregas and Statepro, the majority shareholders of Raygere, received 17,023,700, 3,163,188 and 1,170,954 shares of our common stock, respectively, representing approximately 68.6%, 12.8% and 4.7%, respectively, of our issued and outstanding shares at the time of the Share Exchange.  Mr. Stewart Shiang Lor is the sole shareholder of Joyfrich, Fabregas and Statepro and Mr. Lor is one of our directors.

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

Date:  April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2010	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: April 9, 2010	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: April 9, 2010	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: April 9, 2010	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: April 9, 2010	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR

Date: April 9, 2010	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER