Form 10-Q
period 2010-03-31
Jpak Group, Inc.
filed 2010-05-17
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Jpak Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 Xinghua Road, Qingdao, Shandong Province
People’s Republic of China 266401
(Address of principal executive offices (zip code))

(86-532) 84616387
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

 As of  May 17, 2010 there were 36,368,334  shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

JPAK GROUP, INC.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,748,785	$2,969,699
Restricted cash	2,854,799	3,403,868
Accounts receivable, net of allowance for doubtful accounts of $1,495,875
and $1,496,723 at March 31, 2010 and June 30, 2009, respectively	11,279,038	9,063,973
Inventory	8,483,069	5,353,193
Trade notes receivable	942,810	-
Other receivables	1,307,100	1,205,983
Advance payments	2,901,920	503,143
Prepaid expenses and other current assets	220,083	246,344
Prepaid other taxes	-	266,664
Total current assets	36,737,604	23,012,867
Property and equipment, net	12,738,860	13,107,216
Other assets	105,505	-

Total assets	$49,581,969	$36,120,083

Liabilities
Current liabilities
Accounts payable and accrued expenses	$3,790,364	$3,277,973
Trade notes payable	3,343,388	3,212,704
Advance payments from customers	455,799	327,898
Short-term bank loans	2,934,000	2,344,000
Current portion of long-term debt	1,511,010	951,811
Income tax payable	303,230	167,429
Other current liabilities	69,938	97,827
Total current liabilities	12,407,729	10,379,642
Long-term debt	4,421,993	1,985,075
Total liabilities	16,829,722	12,364,717

Equity
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1200	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 and 25,005,000 shares issued and outstanding at March
31, 2010 and June 30, 2009, respectively	36,368	25,005
Series A preferred shares	2,484,226	2,484,226
Series B preferred shares	1,390,853	1,390,853
Warrants	-	4,634,678
Placement agent warrants	1,172,487	1,172,487
Additional paid-in capital	22,011,719	11,473,104
Retained earnings (deficit)	1,940,854	(1,106,478)
Statutory reserves	1,010,026	1,010,026
Accumulated other comprehensive income	2,598,475	2,565,276
Total stockholders’ equity	32,647,269	23,650,238
Noncontrolling interest	104,978	105,128
Total equity	32,752,247	23,755,366

Total liabilities and equity	$49,581,969	$36,120,083

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$12,876,271	$11,968,137	$42,604,455	$27,507,254

Cost of sales	10,125,261	8,637,784	31,994,077	20,840,352

Gross profit	2,751,010	3,330,353	10,610,378	6,666,902

Operating expenses
Selling, general and administrative	1,948,808	3,152,896	6,642,627	6,777,984

Income (loss) from operations	802,202	177,457	3,967,751	(111,082)

Other income (expenses):
Interest expense, net	(104,741)	(55,803)	(296,797)	(163,420)
Non-operating income, net	228	487	86,594	14,257

Total other income (expenses)	(104,513)	(55,316)	(210,203)	(149,163)

Income (loss) before provision for income taxes	697,689	122,141	3,757,548	(260,245)

Provision for income taxes	143,148	167,372	710,510	167,372

Net income (loss)	554,541	(45,231)	3,047,038	(427,617)

Less: net (loss) attributable to noncontrolling interest	(149)	(378)	(294)	(937)

Net income (loss) attributable to JPAK	554,690	(44,853)	3,047,332	(426,680)

Undistributed income attributable to preferred
stockholders	257,672	-	1,379,110	-

Net income (loss) applicable to common
stockholders	297,018	(44,853)	1,668,222	(426,680)

Other comprehensive income (loss)
Foreign currency translation adjustment	8,011	(40,888)	33,199	(80,171)

Comprehensive income (loss)	$562,701	$(85,741)	$3,080,531	$(506,851)

Basic earnings (loss) per common share	$0.01	$(0.00)	$0.05	$(0.02)
Diluted earnings (loss) per common share	$0.01	$(0.00)	$0.05	$(0.02)

Weighted average number of common shares
outstanding
Basic	36,368,334	24,805,000	31,489,511	24,805,000
Diluted	68,442,656	24,805,000	57,651,605	24,805,000

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$3,047,332	$(426,680)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Noncontrolling interest	(294)	(937)
Depreciation	1,168,485	909,320
Share-based payment	-	405,000
Loss (gain) on disposal of fixed assets	2,355	(332)
Provision for bad debts	-	1,395,887
Changes in assets and liabilities:
Accounts receivable	(2,201,790)	(2,442,127)
Inventory	(3,121,290)	2,202,674
Trade notes receivable	(942,425)	-
Other receivables	(99,430)	(135,496)
Advance payments	(741,029)	(1,032,099)
Prepaid expenses and other current assets	26,568	(192,744)
Prepaid other taxes	266,919	227,088
Other assets	(105,461)	-
Accounts payable and accrued expenses	507,918	(1,399,169)
Advance payments from customers	127,401	29,730
Income tax payable	135,517	167,372
Other current liabilities	(28,010)	(18,565)
Total adjustments	(5,004,566)	115,602

Net cash used in operating activities	(1,957,234)	(311,078)

Cash flows from investing activities:
Advance payments for fixed assets	(1,656,081)	-
Additions to property and equipment	(784,748)	(1,335,995)
Proceeds from disposal of fixed assets	-	48,352

Net cash used in investing activities	(2,440,829)	(1,287,643)

Cash flows from financing activities:
Proceeds from short-term debt	586,560	-
Issuance (repayment) of trade notes payable	126,246	(1,065,535)
Proceeds from long-term debt	2,990,884	533,810
Additional paid-in capital	5,916,500	-

Net cash provided by (used in) financing activities	9,620,190	(531,725)

Effect of foreign currency translation on cash	7,890	(146,649)

Net increase (decrease) in cash and cash equivalents and
restricted cash	5,230,017	(2,277,095)

Cash and cash equivalents and restricted cash – beginning	6,373,567	7,218,904

Cash and cash equivalents and restricted cash – ending	$11,603,584	$4,941,809

Supplemental schedule of non cash activities
Advance payments reclassed to construction in progress	$-	$80,548

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
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

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of March 31, 2010, approximately $5 million or 37% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
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

Note 3– Restricted Cash

As of March 31, 2010 and June 30, 2009, the Company had restricted cash of $2,854,799 and $3,403,868, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,495,875 and $1,496,723 as of March 31, 2010 and June 30, 2009, respectively. The allowance was mainly because a major customer was near bankruptcy as of March 31, 2010.

Note 5 – Inventory

Inventory at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Finished goods	$2,214,236	$939,428
Raw materials	5,734,403	3,912,953
Parts and supplies	185,273	84,806
Work in process	349,157	416,006

Total	$8,483,069	$5,353,193

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 6 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances for the purchase of inventory amounted to $952,068 and $210,449 as of March 31, 2010 and June 30, 2009, respectively. Additionally, the advances for the purchase of equipment amounted to $1,949,852 and $292,694 as of March 31, 2010 and June 30, 2009, respectively.

Note 7 – Property and Equipment

Property and equipment at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Buildings	$4,654,614	$4,463,528
Machinery and equipment	17,401,165	16,817,851
Subtotal	22,055,779	21,281,379
Less: Accumulated depreciation	9,352,127	8,174,163
	12,703,652	13,107,216
Add: Construction in progress	35,208	-

Total	$12,738,860	$13,107,216

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $398,058 and $311,296, respectively. Depreciation expenses for the nine months ended March 31, 2010 and 2009 were $1,168,485 and $909,320, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009

Accounts payable	$3,581,773	$3,032,577
Accrued expenses	208,591	245,396

Total	$3,790,364	$3,277,973

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 9 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of March 31, 2010 and June 30, 2009 were $3,343,388 and $3,212,704, respectively.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 10 – Short Term Bank Loans

Short term bank loans at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009
On January 22, 2009, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
22, 2010. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property and
equipment.	$-	$2,344,000

On January 18, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
18, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$586,800	$-

On February 11, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by February
11, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$2,347,200	$-

Total short term bank loans	$2,934,000	$2,344,000

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the nine months ended March 31, 2010, the income tax expense was $710,510.

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 12 – Long-Term Debt

Long term debt at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009
The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010,
as per the terms of the loan agreement.	$4,660,659	$2,936,886

On November 27, 2009, the Company has entered into a contract with a third party to obtain a non-interest bearing mortgage loan collateralized by their equipment. The Company received the contractual amount of approximately $1.4 million and agreed to pay back the loan in 48
installments over four years.	$1,272,344	$-

Total	$5,933,003	$2,936,886

Less: Current portion	1,511,010	951,811

Total long-term loans	$4,421,993	$1,985,075

Note 13 – Stockholders’ Equity and Related Financing Agreements

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 13 – Stockholders’ Equity and Related Financing Agreements (continued)

On December 28, 2007, the holders of the outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of $5.0 million to The Company. Upon exercise of the Series J Warrants and pursuant to their stated terms, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company’s Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of the Company’s common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock at an exercise price of $0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company’s common stock (subject to adjustment) at an exercise price of $0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

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

On April 1, 2008, the Company entered into a consulting agreement with Tripoint Capital advisors, LLC to provide consulting services for one year. As a result, JPAK agreed to issue to Tripoint and/or its affiliates 300,000 shares of its capital stock on July 1, 2008. The shares were issued on July 1, 2008. 150,000 shares were vested immediately and the remaining 150,000 were to be vested in equal installments in the next two quarters. The fair value on April 1, 2008 was $404,700 based on the quoted price of the Company’s common stock.

On April 1, 2009, the board of directors approved to issue 200,000 shares of the Company’s common stock to Mr. Dongliang (Frank) Su, the acting CFO of the Company and the shares were vested on July 1, 2009. The fair value on April 1, 2009 was $20,000 based on the quoted price of the Company’s common stock on that day.

On November 3, 2009, the Company completed a financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds of $5,916,500. As a result of the financing, the Company issued 12,000,000 units of securities at a price of $0.50 per unit. Each unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), convertible into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a one-half Series E Warrant (the “Series E Warrant”) and one-half Series F Warrant (the “Series F Warrant”, collectively the “Warrants”).  Each whole Series E Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the financing, the Company paid the fee of $30,000 to Tripoint Global Equities, LLC, who acted as placement agent.

On December 16, 2009, the Company entered into an Exchange Agreement with each of the holders of the warrants that were issued pursuant to the private financings which closed in August 2007, December 2007 and November 2009.  Pursuant to the Exchange Agreement the Company issued an aggregate of 11,363,334 shares of our common stock in exchange for 5,500,000 Series A Warrants; 5,500,000 Series B Warrants; 4,166,667 Series C Warrants; 4,166,667 Series D Warrants; 6,000,000 Series E Warrants; and 6,000,000 Series F Warrants.  The warrant exchange took the form of a cashless transaction.  As a result, the Company does not have any warrants outstanding other than those issued to the placement agent of the above mentioned private financings.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 14 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $355,380 and $346,014 for the nine months ended March 31, 2010 and 2009, respectively.

Note 15 – Risk Factors

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

Note 16 - Concentrations of Credit Risk

For the three months ended March 31, 2010 and 2009, five vendors accounted for approximately 73% and 84% of the Company’s purchases, respectively. Total purchases from these vendors were $9,658,587 and $6,712,591 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, five customers accounted for approximately 58% and 63% of the Company’s revenue, respectively. Total sales to these customers were $7,467,563 and $7,507,068 for the three months ended March 31, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 – Capital Commitment

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 18 – Earnings Per Share (continued)

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

Basic EPS for the three months ended March 31, 2010 was computed as follows:

Net income	$554,690
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$554,690

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.01	0.01
Totals	$0.01	$0.02	$0.01	$0.01

Diluted EPS for the three months ended March 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$297,018	36,368,334	$0.01
Warrants	-	523,861	-
	297,018	36,892,195	$0.01
Series A preferred stock conversion	91,610	11,217,128	-
Series B preferred stock conversion	68,058	8,333,333	-
Series C preferred stock conversion	98,004	12,000,000	-
Diluted earnings for common stock	$554,690	68,442,656	$0.01

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 18 – Earnings Per Share (continued)

Basic EPS for the three months ended March 31, 2009 was computed as follows:

Net income			$(44,853)
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$(44,853)

Basic earnings per share amounts:
		Series A	Series B
Common		Convertible	convertible
Stock		preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.00)	0.00	0.00
Totals	$(0.00)	$0.00	$0.00

Diluted EPS for the three months ended March 31, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(44,853)	24,805,000	$(0.00)
Warrants	-	-	-
	(44,853)	24,805,000	$(0.00)
Series A preferred stock conversion	-	-	-
Series B preferred stock conversion	-	-	-
Diluted earnings for common stock	$(44,853)	24,805,000	$(0.00)

Basic EPS for the nine months ended March 31, 2010 was computed as follows:

Net income	$3,047,332
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$3,047,332

Basic earnings per share smounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.05	0.11	0.09	0.03
Totals	$0.05	$0.11	$0.09	$0.03

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 18 – Earnings Per Share (continued)

Diluted EPS for the nine months ended March 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$1,668,222	31,489,511	$0.05
Warrants	-	129,882	-
	1,668,222	31,619,393	$0.05
Series A preferred stock conversion	594,250	11,217,128	--
Series B preferred stock conversion	441,476	8,333,333	--
Series C preferred stock conversion	343,384	6,481,751	-
Diluted earnings for common stock	$3,047,332	57,651,605	$0.05

Basic EPS for the nine months ended March 31, 2009 was computed as follows:
Net income			$(426,680)
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$(426,680)

Basic earnings per share amounts:
		Series A	Series B
Common		Convertible	convertible
Stock		preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	(0.02)	0.00	0.00
Totals	$(0.02)	$0.00	$0.00

Diluted EPS for the nine months ended March 31, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(426,680)	24,805,000	$(0.02)
Warrants	-	-	--
	(426,680)	24,805,000	$(0.02)
Series A preferred stock conversion	-	-	--
Series B preferred stock conversion	-	-	--
Diluted earnings for common stock	$(426,680)	24,805,000	$(0.02)

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 19 – Supplemental Cash Flow Information

	Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$446,551	$300,148
Cash paid for income taxes	$547,609	$-

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months and nine months ended March 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacture and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe we are one of the largest and leading domestic suppliers of aseptic liquid food and beverage cartons in China. Our business is primarily in China, but we have begun contract manufacturing products for export to several other countries.

Company History

Our operations are conducted in China through Qingdao Renmin. Qingdao Renmin commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. Management completed the buyout of 88.23% of the state-owned equity interest in 2004, and in the same year started the development of aseptic liquid food and beverage cartons which was launched in the China market in 2005.

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

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of March 31, 2010, approximately $5 million or 37% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

Qingdao Likang is in the process of acquiring a piece of land with an area of approximately 67,700 square meters in Qingdao and constructing a new plant.  The planned new plant is expected to increase the annual total production capacity of Qingdao Renming and Qingdao Likang to 8 billion packs. Qingdao Likang is expected to commence its operations by Spring 2011.

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.

Due to China’s new anti-monopoly laws, some of our larger competitors decreased the amounts of bundled products they offer, which may cause them to lower their prices. We have also seen signs of more competition from the new entry of local suppliers as they are attracted by the relatively higher margin of this sector.

Dairy industry environment and its impact on Jpak

Currently, nearly 70% of our total revenue comes from dairy packaging. Additionally, seven out of our top ten customers are from the dairy industry. As such, our performance, to a large extent, is affected by the environment and the trends of the domestic dairy market.

Since the Chinese Health Ministry announced in September 2008 that several babies died and thousands were sickened by contaminated milk formula powder, the dairy industry in China has been experiencing a difficult period lasting over 18 months. As a package supplier for many small dairy companies, we were adversely impacted by this scandal and our sales to dairy customers fell sharply. As a result, some major clients and business relationships were lost in the fiscal year 2009.

Since the beginning of this fiscal year, July 2009, there have been signs of recovery in the dairy industry. Data from Chinese Commercial Ministry shows that sales of liquid dairy products in February 2010 increased by 47% and sales of milk powder by almost 30%, compared to the same period of 2009. Nevertheless, the overall industry has yet to return to the sales levels that existed prior to this scandal.

Management has taken various actions to minimize the loss and monitor both short and long-term impact on our business and operations. We tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers. So far, management’s efforts to realign our marketing effort with the post-scandal market place have shown positive results which were reflected by the performance of the nine months ended March 31, 2010. Further, we believe the increasing trend of domestic dairy demand will generate more concurrent demand for packaging and we hope that our new plant of Qingdao Likang will help us to capture a larger share within this industry sector.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and to pursue expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by pursuing the following strategies:

●	Increasing output to further penetrate the China market;
●	Offering bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Partnering with top milk producers;
●	Establishing brand names and brand awareness; and
●	Enhancing the Company’s competitive advantages through R&D.

Research and Development

To maintain and expand our market share, our top priority to is to achieve technology breakthroughs on SIG packages and self-developed filling equipment.

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour and is currently being tested by one of our customers.

In addition, we are dedicated to developing packaging that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first SIG packaging line, which can produce packages for small customers.  Despite this initial success, there is still significant room for improvement in terms of both quality and stability.  We have invested approximately US$300,000 of additional funds to continue the development and improvement of our new SIG packaging line. The new line is currently being tested and the initial feedback is fairly positive. If the product testing is successful, management believes that this new packaging will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Manufacturing, Sales and Marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased the annual capacity from 2 billion packs last year to approximately 3.5 billion packs for our current normal packaging. Additionally, once SIG packaging passes tests and launches in large batch and, if funding is available, management plans to introduce up to eight more production lines with annual capacity of 80 million packs per line.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we decreased the scrap percentage and lowered our costs. However, because of rising raw material prices, we were unable to lower our prices further, which may have resulted in a slower pace of growth than we might have experienced had we lowered our prices.

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in approximately one year. Further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

We have expanded our market by increasing the number of transactions with both existing key clients and new clients. Our sales department has developed twenty new clients which amounted to 3% of the total sales in the nine months ended March 31, 2010. We have received orders from customers in Russia and Eastern Europe, who currently only account for a small amount of our total sales, but we intend to further increase the orders from these regions.

Furthermore, we have signed a contract with one of China’s top three milk producers for trial orders and we are in the process of discussing further cooperation. We are receiving trial orders from this new customer and we believe this business relationship may enhance our business performance.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended March 31, 2010 and 2009

Three Months Ended March 31	2010	2009
Sales	$12,876,271	$11,968,137
Cost of sales	$10,125,261	$8,637,784
Gross profit	$2,751,010	$3,330,353
Selling, general and administrative expenses	$1,948,808	$3,152,896
Other income (expense)	$(104,513)	$(55,316)
Income taxes	$143,148	$167,372
Noncontrolling interest	$(149)	$(378)
Net income (loss)	$554,690	$(44,853)
Foreign currency translation adjustment	$8,011	$(40,888)
Comprehensive income (loss)	$562,701	$(85,741)

Sales. Total sales were approximately $12.9 million for the three months ended March 31, 2010 as compared to approximately $12.0 million for the same period ended March 31, 2009, an increase of approximately $0.9 million, or 7.6%. The increase is mainly a result of the recovery from the milk scandal and our sales efforts.

Cost of Sales. Cost of sales for the three months ended March 31, 2010 was approximately $10.1 million, or 78.6% of sales, as compared to $8.6 million, or 72.2% of sales, for the same period ended March 31, 2009. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 6.4% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin during this period. Our cost of sales may continue to rise as the global commodity prices move higher.  We have no control over the cost of our major raw materials such as paper and plastic particles. Although we try to use material savings techniques to reduce the portion of cost of sales due to raw material costs, our efforts may be insignificant compared to the price increase of certain raw material.

Gross profit. As a result of increase in the percentage of cost of sales, gross profit margin for the three months ended March 31, 2010 was approximately 21.4% as compared to 27.8% for the three months ended March 31, 2009, a decrease of 6.4%.

   Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $1.9 million for the three months ended March 31, 2010 as compared to approximately $3.1 million for the same period ended March 31, 2009, a decrease of approximately $1.2 million, or 38%. The decrease was mainly due to the decrease of the bad debt allowance accrued in the three months ended March 31, 2009, which amounted to approximately $1.4 million for a major customer who was close to bankruptcy.

   Other income (expense).  Other income (expense) is the net of interest income and interest expense, plus non-operating gain/loss. Other expenses for the three months ended March 31, 2010 were $104,513 as compared to $55,316 for the three months ended March 31, 2009, an increase by 89%. The sharp increase of other expenses was due to the additional interest for mortgage loan borrowed in November 2009.

Net income (loss).  Net income was $554,690 for the three months ended March 31, 2010 as compared to net loss of ($44,853) for the same period ended March 31, 2009, an increase of approximately $0.6 million. The increase in net income was primarily due to the decrease of bad debt expenses offset by the decrease of gross profit in this quarter.

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

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of $8,011 as of March 31, 2010 as compared to loss of $40,888 as of March 31, 2009. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at RMB 6.81663 to US$1.00 as compared to RMB6.82594 to US$1.00 at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2010 and 2009 were RMB6.81896 and RMB6.84659 to US$1.00.

Comprehensive income (loss). The comprehensive income, which adds the currency adjustment to net income, was $562,701 for the three months ended March 31, 2010 as compared to a loss of ($85,741) for the three months ended March 31, 2009, an increase of approximately $0.65 million. The increase of comprehensive income was mainly due to the decrease of our bad debt expenses in the quarter.

Comparison of the nine months ended March 31, 2010 and 2009

Nine Months Ended March 31	2010	2009
Sales	$42,604,455	$27,507,254
Cost of sales	$31,994,077	$20,840,352
Gross profit	$10,610,378	$6,666,902
Selling, general and administrative expenses	$6,642,627	$6,777,984
Other income (expense)	$(210,203)	$(149,163)
Income taxes	$710,510	$167,372
Minority interest	$(249)	$(937)
Net income (loss)	$3,047,332	$(426,680)
Foreign currency translation adjustment	$33,199	$(80,171)
Comprehensive income (loss)	$3,080,531	$(506,851)

Sales. Total sales were approximately $42.6 million for the nine months ended March 31, 2010 as compared to approximately $27.5 million for the same period of 2009. This is an increase of approximately $15.1 million or 55%. The increase of sales reflects the extent of our recovery from the milk scandal and our sales efforts in the first three quarters of fiscal year 2010.

Cost of Sales. Cost of sales for the nine months ended March 31, 2010 was approximately $32.0 million, or 75.1% of sales, as compared to $20.8 million, or 75.8% of sales, for the same period of 2009. Our cost of sales are primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. We are continuously carrying out internal cost control to maintain our cost advantages among competitors.  During the third quarter, we began seeing signs of purchase price escalation of certain major materials including paper and plastic particles. Additionally, our efforts to control the cost of raw material via certain material savings technique can be insignificant compared to the price increase of certain raw material.  As such, our cost of sales may continue to rise as the global commodity prices move higher.

Gross profit.  Gross profit margin for the nine months ended March 31, 2010 was approximately 24.9% as compared to 24.2% for the nine months ended March 31, 2009, an increase of 0.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $6.6 million for the nine months ended March 31, 2010, as compared to approximately $6.8 million for the same period of 2009, a slight decrease of approximately ($0.1) million, or 2%. As we are putting more control on the selling, general and administrative expenses, we estimate that these expenses will stabilize in the near future.

Income tax.  Income tax was approximately $0.7 million for nine months ended March 31, 2010 as compared to approximately $0.2 million for the same period of 2009, an increase of approximately $0.5 million or 325%. As a foreign invested enterprise, we are entitled to be exempted from income tax for a 2-year period beginning with our first profit-making year followed by a 50% reduction of income tax for the subsequent three years. We entered the “50% reduction period” as of January 1, 2009.  Therefore we were subject to the income tax for three-month only, i.e. from January to March 2009, for the nine months ended March 31, 2009.

Net income (loss).  Net income was approximately $3.0 million for nine months ended March 31, 2010 as compared to net loss of approximately $0.5 million for the same period of 2009, an increase of approximately $3.5 million. The increase in net income was primarily due to the growth in revenue and gross profit for the nine months ended March 31, 2010.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to gain of $33,199 as of March 31, 2010 as compared to loss of $80,171 as of March 31, 2009. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at RMB6.81663 to US$1.00 as compared to RMB6.82594 to US$1.00 at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended March 31, 2010 and 2009 were RMB6.81942 and RMB6.82827 to US$1.00, respectively.

Comprehensive income (loss). The comprehensive income, which adds the currency adjustment to net income, was approximately $3.1 million for the nine months ended March 31, 2010 as compared to a loss of $0.5 million for the nine months ended March 31, 2009, an increase of $3.6 million.

Liquidity and Capital Resources

	For the nine months ended March 31,
	2010	2009
Cash flow from operating activities	$(1,957,234)	$(311,078)
Cash flow from investing activities	(2,440,829)	(1,287,643)
Cash flow from financing activities	9,620,190	(531,725)

As of March 31, 2010, we had working capital totaling approximately $24.3 million, including cash and cash equivalents of $11.6 million.

Net cash used in operating activities was approximately ($2.0) million for the nine months ended March 31, 2010. This net cash used was primarily due to the increase of accounts receivable and inventory balances by approximately $5.3 million as a result of the increase in sales. Net cash used in operating activities was $311,078 for the same period ended March 31, 2009.

   Net cash used in investing activities for the nine months ended March 31, 2010 totaled $2.4 million and related primarily to the purchase and advanced payments for property and equipment for Qingdao Likang. Net cash used in investing activities for the same period ended March 31, 2009 totaled $1.3 million and also related primarily to the purchase of property and equipment.

Net cash generated in financing activities for the nine months ended March 31, 2010 was $9.6 million and related primarily to: 1) new short-term loans from bank amounted to $0.6 million; 2) a contracted mortgage loan amounted to $1.3 million; 3) proceeds from additional borrowings from employees amounted to $1.7 million; and 4) a new private equity financing in this period amounted to $5.9 million. Net cash used in financing activities for the same period ended March 31, 2009 was $0.53 million and was related primarily to the reduction of trade notes payable and repayment of borrowings from employees during the period.

On November 3, 2009, we completed an equity financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds of approximately $5,917,000.

 Borrowings and Credit Facilities

   We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of March 31, 2010 and 2009 were approximately $2.9 million and $3.1 million, respectively which born an average interest rate of 5.31% and 5.824% per annum, respectively. The loan agreements have one-year terms, contain customary affirmative and negative covenants and were secured by the property and equipment of Qindao Renmin. As of March 31, 2010, we were in material compliance with the terms of our loan agreements.

Capital Commitment

   We have also entered into three contracts with a third party to obtain mortgage loans on collateral of our specific current equipment or contracted purchase of printing machines. We received a loan of approximately $1.4 million with respect to one of the contracts and agreed to pay back the loan in 48 installments over four years. The other two contracts will be fulfilled once the acquisition of equipment is completed. The balance of principal payable was approximately $1.3 million as of March 31, 2010.

Critical Accounting Policies and Estimates

                Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K/A for the year ended June 30, 2009, for disclosures regarding Jpak’s critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.

Off-Balance Sheet Arrangements

   We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in internal control over financial reporting

Since April 2009, we have been working diligently on the evaluation of internal controls based on COSO framework. The evaluation covers all the major financial reporting processes, including procurement, revenue, inventory, fixed assets, tax, treasury and financial reporting. As of March 31, 2010 we have completed our documentation both at the entity level and process level. As a result, we have identified a number of significant weaknesses and improvement opportunities with each process. Subsequently remediation measures have been implemented for most of weaknesses.

We believe that these corrective steps have remediated the material weaknesses disclosed in our annual report on Form 10-K/A for the year ended June 30, 2009 and our internal controls are now effective.

Nevertheless, we would like to draw your attention to a number of remaining significant weaknesses with our internal controls.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

1.
Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of our Acting Chief Financial Officer and his assistant in US GAAP conversion.   Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.

2.	For the remediation measures that have recently been implemented, they are relatively new and their operating effectiveness still needs to be monitored carefully.

3.
We do not have a Board with a majority of independent members and we do not have an audit committee. Currently the Board acts in the role of the audit committee.  In addition, none of the Board members are qualified as a financial expert and they rely on the financial expertise of our Acting Chief Financial Officer.  To remediate this situation, our Board is currently seeking additional independent members, including a qualified financial expert to fulfill the role of audit committee chairman.  However, we cannot assure you of when we will find such candidates and when we will be able to form such a committee.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not Applicable.

(b)             Not Applicable.

(c)             Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

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

Date:  May 17, 2010