Form 10-K
period 2010-06-30
Jpak Group, Inc.
filed 2010-09-30
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO ____________

COMMISSION FILE NUMBER:

JPAK GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1977020
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

15 Xinghua Road
Qingdao, Shandong Province
Postal Code 266401
People’s Republic of China
(86-532) 84616387
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Act:  NONE

Securities registered under Section 12 (g) of the Act:	COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐   No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant ot Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,134,000.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 29, 2010 was 36,368,334, 5,608,564 shares of the Registrant’s Series A Preferred, 5,000,000 shares of Series B Preferred and 12,000,000 shares of Series C Preferred Stock.

JPAK GROUP, INC.
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We are engaged primarily in the development, manufacture, and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, coffee, sauces and other liquid foods and beverages in China. Since 2004, we have focused on the research and development, and we believe we are one of the largest and leading domestic suppliers of aseptic liquid food and beverage cartons in China. Our business is primarily in China and we have also exported a small quantity of products.

       Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by implementing the following strategies:

●	Increasing output to further penetrate the China market;

●	Developing bundled packaging materials and filling machines;

●	Increasing sales to selective Asian and other markets;

●	Continuing and increasing the recent orders from Russia and other Eastern Europe markets;

●	Establishing brand names and brand awareness; and

●	Enhancing the Company’s competitive advantages through R&D.

Company History

RX Staffing, Inc.

Rx Staffing, Inc. was a development stage company incorporated in the State of Nevada on December 6, 2004 (“Rx Staffing”). It was formed as a full-service temporary personnel agency to better meet the supplemental staffing needs of healthcare providers. Its corporate purpose was (i) to provide personnel staffing services to institutions, occupational site healthcare organizations and alternative site healthcare organizations and (ii) to provide health care professionals such as nurses, specialty technicians and physicians with the flexibility to balance their professional and personal schedules.

For the period beginning on the date of incorporation through the date of the Share Exchange described below, Rx Staffing generated minimal revenue from the sale of its medical staffing services.

On August 9, 2007, Rx Staffing completed a reverse acquisition of Jpak Group Co., Ltd. (“Jpak Ltd.”).  Prior to the acquisition, Rx Staffing was a public shell company, as defined in Rule 12b-2 of the Exchange Act.  To accomplish the share exchange Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd.. Pursuant to the share exchange, Jpak Ltd. became our wholly owned subsidiary.  Per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. The transaction was regarded as a reverse merger whereby Jpak Ltd. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange.  Although Rx Staffing is the legal parent company, the share exchange was treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd. is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as Jpak Ltd. had always been the reporting company and then on the date of the share exchange, had changed its name to Jpak Group, Inc. and reorganized its capital stock.  We function as a holding company and, through our subsidiaries, own 100% equity interest in Qingdao Renmin Printing Co, Ltd (“Qingdao Renmin”), our operating subsidiary.

Jpak Group, Inc.

In 2004, management completed the buyout of 88.23% of state-owned equity interest in Qindao Renmin; in the same year, Qingdao Renmin started developing aseptic liquid food and beverage cartons which was launched in the China market in 2005We are located in Qingdao, Shandong Province of the People’s Republic of China,  and commenced operations in China in 1958 as a state-owned, traditional printing and packaging company..

Jpak Ltd. was incorporated in the Cayman Islands on June 22, 2006 under the name Winner Dragon Limited; they changed the name to “Jpak Group Co.Ltd.”on September 18, 2006.  In September 2006, Jpak Ltd. acquired 88.23% equity interest in Qingdao Renmin through Grand International Industrial Limited (“Grand International”), the 100% owned subsidiary of Jpak Ltd. As a result of the acquisition, Qingdao Renmin became the majority owned subsidiary of Grand International and an indirect majority owned subsidiary of Jpak Ltd. The transaction was regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd. were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd. is the legal parent company.  Thus, Jpak Ltd. is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Jpak Ltd. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.   Furthermore, in July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin. Substantially, all of our operations are conducted in China through Qingdao Renmin.

The Share Exchange and the Financing in 2007

On August 9, 2007, Rx Stuffing entered into and consummated the transactions contemplated (the “Share Exchange”) under a Securities Exchange Agreement (the “SEA”) by and among Rx Stuffing, Jpak  Ltd., and the shareholders of Jpak Ltd.  (namely Joyrich Group Limited, a British Virgin Islands (“BVI”) company, Fabregas Group Limited, a BVI company, Statepro Investments Ltd., a BVI company, Raytech Investments Limited, a BVI company, and Capital American Markets Limited, a BVI company), pursuant to which all the shares of Jpak Ltd. were transferred to Rx Stuffingand Jpak Ltd. became a wholly-owned subsidiary of Rx Stuffing, and at the same time the shareholders of Jpak Ltd. were issued 23,005,000 shares of common stock of Rx Stuffing, which represented 64.4% of all the issued and outstanding shares of Rx Stuffing’s common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the financing described below. On the same day, Rx Stuffing changed its name to Jpak Group, Inc. The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction was reflected to Jpak’s operations.

On August 9, 2007, we became a party to a Note Purchase Agreement by and among the Company, Jpak Ltd, Grand International and the Investors (the “NPA”). The NPA was originally entered into in May 2007 pursuant to which Jpak Ltd. issued Convertible Promissory Notes in the aggregate principal amount of $5.5 million to the Investors. As a result of the Share Exchange, the Notes automatically converted into 5,608,564 shares of Series A Convertible Preferred Stock outstanding. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 11,217,128 shares of common stock. Under the terms of the Notes, we also issued (i) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of $.60 per share until August 2013 (the “Series A Warrants”), (ii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of $.70 per share until August 2013 (the “Series B Warrants”) and (iii) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Convertible Preferred Stock, which preferred stock shall contain the same terms as the Series A Convertible Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants”). The Series J Warrants shall be exercisable at an exercise price of $1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement for which this prospectus forms a part. Finally, we also granted warrants to purchase 990,000 shares of common stock with an exercise price of $.50 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

On August 9, 2007, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”). Under the Investor RRA, we were required to prepare and file a registration statement for the sale of the Common Stock issuable to the Investors under the Series A and Series B Preferred Stock and the Warrants and to use our best efforts to cause, and to maintain, the effectiveness of the registration statement until the earlier of (x) the date when all securities covered by such registration statement have been sold or (y) the date on which such securities may be sold without any restriction pursuant to Rule 144(i) (the "Effectiveness Period"). We filed an initial registration statement on November 9, 2007, to fulfill our obligations under the Investor RRA and it was declared effective on January 7, 2009. Since the registration statement was declared effective by the SEC by March 31, 2008, we were not subject to certain monetary obligations under the Investor RRA. Under the Investor RRA, the shareholders of Jpak were granted piggyback registration rights for 15,805,000 shares of our common stock.

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

In addition to the Share Exchange, and the Investor RRA, on August 9, 2007, we also entered into a Securities Escrow Agreement (the “Escrow Agreement”) with the Investors, the principal stockholders named therein (the “Principal Stockholders”) and the escrow agent named therein (the “Escrow Agent”). Under the Escrow Agreement, the Principal Stockholders agreed to place an aggregate of 7,200,000 shares of Common Stock into escrow (the “Escrow Shares”) for the benefit of the Investors in the event the Company fails to achieve net income for the fiscal year ended June 30, 2008 (“Fiscal 2008”) of at least $3.955 million (the “Fiscal 2008 Performance Threshold”). Since we met the Fiscal 2008 Performance Threshold, the Escrow Shares were returned to the Principal Stockholders.

                        In connection with the Financing, H.C. Wainwright & Co., Inc., a broker-dealer member of FINRA who acted as our exclusive placement agent in the financing, received the following compensation for its services as placement agent: (i) a cash fee of 9% of the gross proceeds, plus expenses (an aggregate of $972,500) and (ii) warrants to purchase 990,000 shares of common stock at an exercise price equal to $0.50 per share, and warrants to purchase 750,000 shares of common stock at an exercise price equal to $0.60 per share, certain of which warrants were issued to officers and employees of the placement agent.

   On December 28, 2007, the holders of our outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of $5.0 million to us. Upon exercise of the Series J Warrants and pursuant to their stated terms, we issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of our Series B Convertible Preferred Stock, which are convertible into an aggregate of 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of our common stock at an exercise price of $0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of our common stock (subject to adjustment) at an exercise price of $0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

In connection with such exercise, the holders of the Series J Warrants agreed not to exercise their demand registration rights with respect to the shares of our common stock underlying the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants during the period beginning on the date of exercise of the Series J Warrants and ending on the ninetieth (90th) day following the effective date of the  prospectus registering resale of the common stock underlying the Series B Convertible Preferred Stock, the Series C Warrants and the Series D Warrants.

In connection with the exercise of the Series J Warrants, we extended the term of our Series A Warrants and Series B Warrants from four years to six years, so that such warrants shall now expire on August 9, 2013, and the deadline for effectiveness of the registration statement was extended to March 31, 2008.

2009 Financing

On November 3, 2009, we entered into a Securities Purchase Agreement  with one investor. On November 4, 2009, against receipt of $6,000,000.00. Pursuant to the Purchase Agreement, we issued and sold to the Investor 12,000,000 units of our securities at a price of $0.50 per unit  and we received net proceeds of $5,916,500. Each unit consists of (i) one (1) share of our Series C Convertible Preferred Stock, par value $0.0001 per share , convertible into one share of our common stock, and (ii) a one-half Series E Warrant and one-half Series F Warrant.  Each whole Series E Warrant may be exercised to purchase one share of common stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of common stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the Offering, we paid $30, 000 to Tripoint Global Equities, LLC, who acted as placement agent in the Offering.

In connection with the Offering, we also entered into a Registration Rights Agreement with the Investor (the “2009 RRA”). Under the 2009 RRA, we were required to prepare and file a registration statement (the “2009 Registration Statement”) for the resale of the common stock issuable to the Investor upon conversion of the Preferred Shares and upon exercise of the Warrants before December 3, 2009 (and to use our best efforts to have the registration statement declared effective by May 2, 2010 (or June 1, 2010 in the event the Registration Statement received a “full review” by the Commission). The registration statement was declared effective on February 5, 2010.

The Warrant Exchange

On December 16, 2009, we entered into an exchange agreement with all of the holders of our currently outstanding investor warrants, pursuant to which such holders agreed to exchange all of the warrants that such holders received pursuant to the 2007 and 2009 Financing, representing warrants to purchase an aggregate of 31,333,334 shares of common stock, for shares of our common stock in an amount determined by the following formula:

	X = Y -	(A)(Y)
B

Where	X =	the number of shares of common stock to be issued to the warrant holder.
	Y =	the number of shares of common stock purchasable upon exercise of all of the holders’ Warrants.
	A =	the Warrant Price.
	B =	$1.00 per share of common stock.

The following table discloses the calculations related to the Warrant Exchange Agreement.
Warrants	Number of Warrants	Strike Price	Cashless Exercise Price	New Common Shares
Series A	5,500,000	$0.56	$1.00	2,420,000
Series B	5,500,000	$0.63	$1.00	2,035,000
Series C	4,166,667	$0.64	$1.00	1,500,000
Series D	4,166,667	$0.71	$1.00	1,208,334
Series E	6,000,000	$0.60	$1.00	2,400,000
Series F	6,000,000	$0.70	$1.00	1,800,000
Total	31,333,334			11,363,334

Upon effectiveness of the Warrant Exchange Agreement, the number of shares of common stock outstanding on December 16, 2009 was 36,368,334. There was no cash paid or received in conjunction with this exchange.  Due to the Warrant Exchange, we no longer have to seek effectiveness of the registration statement registering for resale the shares of common stock underlying the warrants issued in the 2007 financing.

Our Industry

We believe that the liquid food and beverage carton market for brick and pillow shapes in China is approximately 30 billion packages annually with sales of $1.7 billion. The rapidly increasing per capita consumptions of milk and non-carbonated beverages in the major coastal cities, as well as the rural regions, seems to be the key factor that is driving and will continue to drive the growth of the liquid food and beverage carton market in China.

Our Growth Strategy

We strive to strengthen our market leader position among domestic liquid food and beverage aseptic carton suppliers and plan to pursue expansion in the China market as well as in selective Asian and Middle Eastern markets. We intend to achieve our goal by implementing the following strategies:

Increasing output to further penetrate the China market.

We are continuing our efforts to increase our production output as well as to widen the range of aseptic carton products to further increase our presence in the packaged milk and other liquid food and beverage markets in China.

Developing bundled packaging materials and filling machines.

We are developing aseptic liquid filling machines to augment the sales of our aseptic carton packaging products, enabling us to offer a complete packaging solution as well as increase per customer sales.

Increasing sales to selective Asian and other markets.

We are penetrating Asian and other markets via direct sales and channel partnerships in selective countries.

Continuing and increasing the recent orders from Russia and other Eastern European markets.

      To expand Russia and other Eastern European markets, we have been attending their local product exhibitions to develop new customers, and paying visits to our current customers in these areas which we believe will help us to develop these markets.

Establishing brand names and brand awareness.

We are continuing to establish a strong corporate identity as well as our product brand names and brand awareness to enhance an accelerated adoption of our existing and new products.

Enhancing the Company’s competitive advantages through R&D.

                       We have successfully developed packaging materials which can be used in the filling machines created by SIG Combibloc (the “SIG”), one of our primary competitors in China. Currently, we are only able to produce small packages so we are continuing to improve the manufacture techniques so as to be able to expand our production capacity. We expect these products to be up to the standard so as to be compatible with the SIG machines and be put into mass production within two or three months. We are planning to add up to eight additional SIG packaging lines subsequently.  We believe that these new lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Our Products

We provide a wide variety of aseptic liquid food and beverage carton products to meet the needs of our customers.

Aseptic Packaging Technology

We use aseptic packaging technology in our products. An aseptic liquid food and beverage processing and packaging ensures that the packaged contents and packaging materials are free of harmful bacteria and microorganisms in a closed, sterile production environment under ultra high temperature treatment.

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

Manufacturing

Our manufacturing and operations facility is 18,000 square meters with a current annual production output of up to 3.5 billion aseptic liquid food and beverage cartons. Our production facility is equipped with both imported and self-developed equipments and machines, including printing production lines, coating/forming processing lines, and other cutting and processing equipments.

We have established a stringent quality assurance system that is in conformance with ISO9001:2000, Aseptic Liquid Food Packaging Standards, and Food Safety and Management Requirements. We have obtained the certificates of ISO9001-2000, HACCP Food Safety and Management System as well as certificates of Advanced Technology and Product Enterprise.

We believe that our current production wastage ratio is one of the lowest in the industry. We are striving to minimize the wastage by enhancing online testing procedures, employee training as well as improving equipment and fixture efficiency.

Suppliers

Raw materials and supplies including paper materials, polyethylene materials, aluminum materials, and other materials are generally procured from domestic suppliers. We rely on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the primary raw materials and components.  However, we currently do not have any long-term or exclusive purchase commitments with any of our suppliers.

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

We conduct marketing activities to further penetrate the China market and to enter selective Asian and Middle Eastern markets, including: attending industry trade shows, advertising in industry publications, using internet marketing, collaborating with the government and  increasing brand name and brand awareness.

Competition

China Market

   The aseptic liquid food and beverage carton market in China is dominated by Tetra Pak International S.A. (“Tetra Pak”), followed by SIG Combibloc (“SIG”), both multi-national suppliers with a combined 90% of the market share in China. Tetra Pak provides packaging materials, packaging machines and processing solutions for the food and beverage industries. Worldwide, it is the dominant market leader in these industries. SIG is a Swiss public company that provides food and beverage carton and plastic bottle packaging materials and filling machines. In 2009, it had worldwide sales of approximately 1.26 billion Euros. Domestic suppliers currently have an estimated 10% of the China aseptic carton market and have been gaining market shares from Tetra Pak and SIG. These gains have been primarily due to domestic suppliers’ lower offering price with comparable products. While domestic suppliers have penetrated the non-carbonated soft drink carton market, the higher growth milk carton market continues to be dominated by Tetra Pak and SIG.

                        Based on our annual production output of 3.5 billion packages, we believe that, aside from SIG and Tetra Pak,  we are one of the leaders of domestic liquid food and beverage carton suppliers in China. We plan to expand our production capacity and increase our market penetration with a bundle of sales of aseptic cartons and liquid filling machines to our existing and new customers.

Asian and Middle Eastern Markets

Tetra Pak dominates the markets for aseptic carton packaging materials, filling machines  and the liquid food and beverage processing in most of the Asian and Middle Eastern countries. Since 2004, SIG has established manufacturing plants in Thailand, Vietnam and Saudi Arabia and has taken market shares from Tetra Pak in these regional markets.

With the exception of China, where alternative domestic suppliers exist, Tetra Pak and SIG do not have other serious competitors in most Asian and Middle Eastern markets. China based suppliers, however, like us, are beginning to enter foreign markets. Collectively, these China based suppliers are expected to capture a larger portion of the market share in other countries in the next few years.

Our Competitive Strengths

Leveraging our competitive strengths, we believe that we have established ourselves as a leader among domestic suppliers in China and are in a strong position to challenge the dominant market positions held by other suppliers. We are aggressively penetrating the aseptic carton market and expect to take significant market shares within the next few years. Our competitive strengths include:

Expedited development and time-to-market capability.

In the past we have successfully developed and brought to market a line of aseptic carton products within an eighteen (18) month time frame. We will continue capitalizing on this capability for our newly developed products.

Substantially lower manufacturing system cost.

We have developed a complete manufacturing system for the production of aseptic cartons at a cost that we believe to be significantly lower than the industry’s average. We believe that this significant cost saving makes our products more price-competitive in the market.

Significantly reduced direct cost and lower price.

                        We have developed proprietary product and process technologies that allow for minimal production wastage, giving us a critical competitive edge and thus allowing us to offer attractive prices to customers.

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

Intellectual Property

We develop our own proprietary product and process technologies for the aseptic carton packaging materials. We have filed a total of 30 patents on material structure, production equipment fixtures, testing equipment and have been granted 22 patents with another 8 pending. Our 22 issued patents will expire between April 2015 and July 2017. We plan to renew all of the patents before expiration.

We have submitted 5 registered trademark applications, one of which has been accepted by the State Administration for Industry and Commerce of China while the other four are still pending. We are in the process of submitting another registered trademark application.

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

Research and Development

Development focus.

Our research and development effort focuses on developing proprietary technology in aseptic packaging materials and liquid filling machines to meet the growing market demand. Our research and development expenditures were approximately $1.9 million and $2.1 million for the fiscal years ended June 30, 2010 and 2009, respectively.

Research team.

We have an experienced and multi-disciplined research and development team of engineers and technicians with a proven track record working with aseptic packaging materials and machinery.

Laboratory equipment.

Our research and development center has five laboratories and one experimental workshop which is for testing new products, built with state-of-the-art laboratory equipment for experiments on, but not limited to, packaging printing, plastic materials, aluminum materials, compound material strength, microorganism assessments and trial filling processing.

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

Product Pipeline.

                        We have a continuous pipeline for (i) new products for aseptic liquid food and beverage carton packaging materials, (ii) current product extension and (iii) new product. In our efforts to develop our own line of liquid food and beverage filling machines, our first filling machine can run at approximately 12,000 packages output per hour and is currently being tested by one of our customers.

In addition, we successfully developed packaging materials which can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first SIG packaging line, which can produce packages for small customers.  Despite this initial success, there is still significant room for improvement in terms of both quality and stability.  We have invested approximately $300,000 of additional funds to continue the development and improvement of our new SIG packaging line. The new line is currently being tested and the initial feedback is fairly positive.  In the past several months we have been testing the equipment and improving the processes.  We expect we will be able to start normal production in the next two or three months.

Employees

As of June 30, 2010, we had 437 employees, consisting of 289 in manufacturing and operation, 38 in research and development, 21 in sales and marketing and 89 in general and administrative. All of our employees are full-time employees.

None of our personnel are represented under collective bargaining agreements. All of the employees have signed labor contracts with the Company and have received monthly salaries as well as other social benefits including pension insurance, jobless insurance, accidental insurance, medical insurance and housing funds, etc. We do not have any other employees in addition to our full-time employees.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and we consider our relations with our employees to be good.

Description of Property

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Qingdao Renmin currently owns land use rights to approximately 277,480 square meters of land consisting of manufacturing facilities, employee quarters and office buildings in Qingdao, China. Qingdao Renmin holds four State-owned Land Use Rights and the Building Ownership Certificates for the land use rights and buildings owned by it. On the State-owned Land Use Rights and the Building Ownership Certificate (No.: Qing Fang Di Quan 3738), State-owned Land Use Rights and Building tOwnership Certificate (No.: Qing Fang Di Quan 14621) and State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 45171), there is a note stating that because the information of the land is incomplete, the land use right registration is pending. On the State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 19508), the type of the land use right is shown as allocated, meaning that no consideration needed to be paid for the land use right.

      On August 12, 2010, Qingdao Likang entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use rights for a parcel of land with an area of approximately 65,064 square meters in Qingdao for a new plant construction. The planned new plant is expected to increase the annual total production capacity of Qingdao Renmin and Qingdao Likang to 8 billion packs. Qingdao Likang is expected to commence its operations by 2011 spring.

We intend to further expand our manufacturing facility over the next few years. We believe that we currently have enough land to satisfy such expansion.

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

On August 12, 2010, Qingdao Likang entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use rights for a parcel of land with an area of approximately 65,064 square meters in Qingdao for a new plant construction. The planned new plant is expected to increase the annual total production capacity of Qingdao Renmin and Qingdao Likang to 8 billion packs. Qingdao Likang is expected to commence its operations by 2011 spring.

We intend to further expand our manufacturing facility over the next few years. We believe that we currently have enough land to satisfy such expansion.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.                      (Removed and Reserved)

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Quarter ended September 30, 2008	$1.20	$0.30
Quarter ended December 31, 2008	$1.01	$0.13
Quarter ended March 31, 2009	$0.75	$0.05
Quarter ended June 30, 2009	$0.75	$0.05
Quarter ended September 30, 2009	$0.94	$0.08
Quarter ended December 31, 2009	$0.95	$0.06
Quarter ended March 31, 2010	$0.80	$0.08
Quarter ended June 30, 2010	$0.80	$0.45

On September 28, 2010, the closing bid price of the common stock was $0.32 and we had approximately 35 record holders of our stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On August 9, 2007, we became a party to that certain Note Purchase Agreement (the “NPA”) by and among Jpak, Grand International and the investors named therein (collectively, the “Investors”). The NPA was originally entered into in May 2007 pursuant to which Jpak issued Convertible Promissory Notes (the “Financing”) in the aggregate principal amount of $5.5 million to the Investors (the “Notes”). As a result of the Share Exchange, under the terms of the NPA and the Notes, the Notes automatically converted into (i) 5,608,564 shares of our Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”), which shares are convertible into an aggregate of 11,217,128 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of common stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 which were amended on December 28, 2007 to extend the term to August 2013 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which preferred stock shall contain the same terms as the Series A Preferred Stock (other than conversion price), which shares will be convertible into 8,333,333 shares of our common stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of common stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants”. The Series J Warrants shall be exercisable at an exercise price of $1.00 per warrant and shall only be exercisable until 90 days following the effective date of the registration statement.

On December 28, 2007, the holders of the Company's outstanding Series J Warrants exercised in full such warrants for aggregate gross proceeds of $5.0 million to the Company. Pursuant to the terms of the Series J Warrants, the Company issued to the holders of the Series J Warrants (a) an aggregate of 5,000,000 shares of the Company's Series B Convertible Preferred Stock, which will be convertible into an aggregate of 8,333,333 shares of the Company's Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock at an exercise price of $0.72 per share and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of the Company's Common Stock (subject to adjustment) at an exercise price of $0.84 per share. The Series C Warrants and Series D Warrants have a term of six years from the date of issuance.

In connection with the Financing, we also granted warrants to purchase 990,000 shares of common stock with an exercise price of $.50 per share to the placement agent in the Financing. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

  On April 1, 2009, we issued 200,000 restricted shares to Dongliang (Frank) Su for the Acting CFO duties he would provide to us from April 1, 2009 through March 31, 2010. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

                    On November 3, 2009, we issued 12,000,000 units of our securities at a price of $0.50 per unit; each unit consists of (i) 1 share of our Series C Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock, par value $0.001 per share, and (ii) a one-half Series E Warrant and one-half Series F Warrant pursuant to a Securities Purchase Agreement.  (The warrants have now been exchanged for shares of common stock pursuant to the Warrant Exchange Agreement.)  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

  On December 16, 2009, we issued aggregately 11,363,334 shares of common stock in exchange of outstanding investor warrants issued pursuant to the 2007 and 2009 Financing including 5,500,000 Series A Warrants, 5,500,000 Series B Warrants, 4,166,667 Series C Warrants, 4,166,667 Series D Warrants, 6,000,000 Series E Warrants and 6,000,000 Series F warrants.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the fiscal year ended June 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacture and distribution of aseptic liquid food and beverage cartons for milk, fruit juices, soy milk, yogurt drinks, iced tea, wine, sauces and other liquid foods and beverages in China. Since 2004, we have focused on research and development and we believe we are one of the largest and leading domestic suppliers of aseptic liquid food and beverage cartons in China. Our business is primarily focused in China, but we have begun exporting our manufacturing products to several foreign countries.

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

On June 22, 2006, Jpak Ltd. was incorporated in the Cayman Islands In September 2006, Jpak Ltd. completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak Ltd.. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

On August 9, 2007, Rx Staffing completed a reverse acquisition of Jpak Ltd. and issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd., whereby Jpak Ltd. becomes a subsidiary of Rx Staffing. On the same day, Rx Staffing changed its corporate name to Jpak Group, Inc.

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of June 30, 2010, approximately $5.06 million or 37% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

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

Since the Chinese Health Ministry announced in September 2008 that several babies died and thousands were sickened by contaminated milk formula powder, the dairy industry in China experienced a difficult period lasting over 18 months. As a package supplier for many small dairy companies, we were adversely impacted by this scandal and our sales to dairy customers fell sharply. As a result, some major clients and business relationships were lost in the fiscal year 2009.

Since the beginning of this fiscal year, July 2009, there have been signs of recovery in the dairy industry. Data from Chinese Commercial Ministry shows that sales of liquid dairy products in February 2010 increased by 47% and sales of milk powder by almost 30%, compared with the year of 2009. Nevertheless, the overall industry has yet to return to the sales levels that existed prior to this scandal.

Management has taken various actions to minimize the loss and monitor both short and long-term impact on our business and operations. We tightened our credit control by installing ceilings on our customers’ credit limits and more closely monitoring the financial situation of our customers. So far, management’s efforts to realign our marketing effort with the post-scandal market place have shown positive results which were reflected by the performance of the fiscal year ended June 30, 2010. Further, we believe the increasing trend of domestic dairy demand will generate more concurrent demand for packaging and we hope that our new plant of Qingdao Likang will help us to capture a larger share within this industry sector.

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by implementing the following strategies:

-	Increasing output to further penetrate the China market;
-	Developing bundled packaging materials and liquid filling machines;
-	Increasing sales to selective Asian and other markets;
-	Partnering with top milk producers;
-	Establishing brand names and brand awareness; and
-	Enhancing the Company’s competitive advantages through R&D.

Research and Development

To maintain and expand our market share, our top priority is to achieve technology breakthroughs on SIG packages and self-developed filling equipment.

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour and is currently being tested by one of our customers.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first SIG packaging line, which can produce packages for small customers.  Despite this initial success, there is still significant room for improvement in terms of both quality and stability.  We have invested approximately $300,000 of additional funds to continue the development and improvement of our new SIG packaging line. The new line is currently being tested and the initial feedback is fairly positive.  We expect this new line will be put into mass production in the next two or three months.  Up to eight additional lines are planned to be added subsequently. Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Manufacturing, Sales and Marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. We have increased the annual capacity from 2 billion packs last year to approximately 3.5 billion packs for our current normal packaging. Additionally, once SIG packaging passes tests and launches in large batch and, if funding is available, management plans to introduce up to eight more production lines with anticipated annual capacity of 80 million packs per line.

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

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in spring 2011. Further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

We have expanded our market by increasing the number of transactions with both existing key clients and new clients. The sales to one of major existing clients Xiamen Yinlu Food & Beverage Co., Ltd (“Yinlu”) increased by 108% compared with last year. Besides, our sales department has developed 24 new clients which amounted to 2.1% of the total sales in the fiscal year ended June 30, 2010. We have received orders from customers in Russia and Eastern Europe, who currently only account for a small amount of our total sales, but we intend to further increase the orders from these regions.

Furthermore, we have signed a contract with one of China’s top three milk producers for trial orders and we are in the process of discussing further strategic cooperation. We continue to receive trial orders from this new customer and we believe this business relationship may enhance our business performance.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the years ended June 30, 2010 and 2009

Year Ended June 30	2010	2009
Sales	$56,141,659	$40,409,375
Cost of sales	$42,948,118	$30,259,650
Gross profit	$13,193,541	$10,149,725
Selling, general and administrative expenses	$8,785,252	$9,382,754
Other income (expense)	$(147,890)	$(342,898)
Income taxes	$837,281	$307,500
Noncontrolling interest	$(451)	$(996)
Net income (loss)	$3,423,569	$117,569
Foreign currency translation adjustment	$165,767	$(82,252)
Comprehensive income (loss)	$3,589,336	$35,317

Sales. Total sales were approximately $56.1 million for the fiscal year ended June 30, 2010 as compared with approximately $40.4 million for the fiscal year ended June 30, 2009, an increase of approximately $15.7 million, or 38.9%. The increase is mainly a result of the recovery from the milk scandal and our sales efforts, both generated from increased sales of existing clients and exploring new ones.

Cost of Sales. Cost of sales for the fiscal year ended June 30, 2010 was approximately $42.9 million, or 76.5% of sales, as compared with $30.3 million, or 74.9% of sales, for the fiscal year ended June 30, 2009. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 1.6% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin during this period. Our cost of sales may continue to rise as the global commodity prices move higher. We have no control over the cost of our major raw materials such as paper and plastic particles. Although we try to use material savings techniques to reduce the portion of cost of sales due to raw material costs, our efforts may be insignificant compared with the price increase of certain raw material.

Gross profit. As a result of increase in the percentage of cost of sales, gross profit margin for the fiscal year ended June 30, 2010 was approximately 23.5% as compared with 25.1% for the fiscal year ended June 30, 2009, a decrease of 1.6%.

   Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $8.8 million for the fiscal year ended June 30, 2010 as compared with approximately $9.4 million for the fiscal year ended June 30, 2009, a decrease of approximately $0.6 million, or 6.4%. The decrease was mainly due to the decrease of the bad debt allowance accrued in the fiscal year ended June 30, 2009, which amounted to approximately $1.4 million for a major customer who was close to bankruptcy. In addition, listing-related expenses increased by $0.5 million.

Income tax.  Income tax was approximately $0.8 million for the fiscal year ended June 30, 2010 as compared with approximately $0.3 million for the fiscal year of 2009, an increase of approximately $0.5 million or 172%. As a foreign invested enterprise, we are entitled to be exempted from income tax for a 2-year period starting from our first profit-making year followed by a 50% reduction of income tax for the subsequent three years. We entered the “50% reduction period” as of January 1, 2009.  Therefore we were subject to the income tax for six month only, i.e. from January to June 2009, but in 2010 we were subject to the income tax for the whole year.

Net income.  Net income was $3.4 million for the fiscal year ended June 30, 2010 as compared with net income of $0.1 million for the year ended June 30, 2009, an increase of approximately $3.3 million, multiplied by 28 times. The increase in net income was primarily due to the increase of sales and gross profit, and the decrease of bad debt expense this year.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $165,767 for the fiscal year ended June 30, 2010 compared with a loss of ($82,252) for the year ended June 30, 2009. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at RMB 6.7889 to US$1.00 as compared with RMB6.8259 to US$1.00 at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the fiscal year ended June 30, 2010 and 2009 were RMB6.8180 and RMB6.8259 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $3.6 million for the fiscal year ended June 30, 2010 as compared with $0.04 million for the fiscal year ended June 30, 2009, an increase of approximately $3.55 million. The increase of comprehensive income was mainly due to the increase of our net income.

Liquidity and Capital Resources

	For the year ended June 30,
	2010	2009
Cash flow from operating activities	$(2,544,328)	$2,441,804
Cash flow from investing activities	(3,415,551)	(2,828,928)
Cash flow from financing activities	10,502,014	(310,199)

As of June 30, 2010, we had working capital totaling approximately $23.1 million, including cash and cash equivalents of $11.0 million.

Net cash used in operating activities was approximately ($2.5) million for the fiscal year ended June 30, 2010. This net cash used was primarily due to the increase of accounts receivable and inventory balances by approximately $4.7 million as a result of the increase in sales. Net cash generated in operating activities was $2.4 million for the fiscal year ended June 30, 2009.

  Net cash used in investing activities for the fiscal year ended June 30, 2010 totaled ($3.4) million and related primarily to the purchase and advanced payments for property and equipment for Qingdao Likang. Net cash used in investing activities for the fiscal year ended June 30, 2009 totaled ($2.8) million and also related primarily to the purchase of property and equipment.

Net cash generated in financing activities for the fiscal year ended June 30, 2010 was $10.5 million and related primarily to: 1) new short-term loans from bank amounted to $0.6 million; 2) a contracted sale-lease back financing amounted to $1.1 million; 3) proceeds from additional borrowings from employees amounted to $1.5 million; and 4) a new private equity financing in this period amounted to $5.9 million. Net cash used in financing activities for the fiscal year ended June 30, 2009 was ($0.3) million and was related primarily to the reduction of trade notes payable and repayment of borrowings from employees during the year.

On November 3, 2009, we completed an equity financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds of approximately $5,917,000.

 Borrowings and Credit Facilities

We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of June 30, 2010 and 2009 were approximately $2.9 million and $2.3 million, both of which born an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January and February 2011. As of June 30, 2010, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

On November 27, 2009, the Company entered into three sale-leaseback contracts with International Far-eastern Leasing Co., Ltd, one of which was completed and accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $404,950 and the term of the arrangement is four years. The other two uncompleted contracts related to $1.6 million financing proceeds for their contracted purchase of equipment for approximately $2.3 million in the future, pursuant to which the Company will pay back principal and interest of $459,876 per annum within four years once the acquisitions of equipment are completed.

Capital Commitment

    On August 12, 2010, Qingdao Likang, our indirectly owned subsidiary, entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50 years use rights for a parcel of land with an area of approximately 65,064 square meters in Qingdao for a consideration of RMB19,909,553 (US$2,928,700). Qingdao Likang has started building a new plant on the land and the construction is estimated to be completed by June, 2011.

        The agreement also included provisions that require total investment for the project no less than RMB242.1 million (US$35.66 million) before August 12, 2013 with a conditional one-year extension. The amount of total investment refers to the amount of capital that will be spent in the construction and operations of the plant. It includes not only the registered capital, but also future borrowings such as bank loans.

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

Cash and Cash Equivalents

In accordance with Statement of ASC Topic 230, “Statement of Cash Flows,” we consider all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future discounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the fiscal year ended June 30, 2010.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Sale-leaseback transaction

Sale-leaseback transactions is presented and disclosed in accordance with ASC Topic 840-40 “Sale-Leaseback transactions”. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense.  A financing obligation representing the proceeds has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, codified in ASC Topic 830-10, assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Not Applicable

ITEM 8.                      FINANCIAL STATEMENTS

JPAK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

CONSOLIDATED FINANCIAL STATEMENTS

i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have audited the accompanying consolidated balance sheets of JPAK Group, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPAK Group, Inc. as of June 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
September 08, 2010

JPAK GROUP, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$6,221,273	$2,969,699
Restricted cash	4,744,084	3,403,868
Accounts receivable, net of allowance for doubtful accounts of $1,284,360	10,915,611	9,063,973
and $1,496,723 at June 30, 2010 and 2009, respectively
Inventory	8,298,177	5,353,193
Trade notes receivable	515,150	-
Other receivables	1,496,219	1,205,983
Advance payments	3,670,469	503,143
Prepaid expenses and other current assets	53,918	246,344
Prepaid other taxes	72,879	266,664
Total current assets	35,987,780	23,012,867

Property and equipment, net	11,201,241	13,107,216

Deferred loss on sale of assets	1,899,277	-

Other noncurrent assets	113,376	-

Total assets	$49,201,674	$36,120,083

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,401,560	$3,277,973
Trade notes payable	4,659,370	3,212,704
Advance payments from customers	132,650	327,898
Short-term bank loans	2,946,000	2,344,000
Current portion of long-term debt	2,589,409	951,811
Income tax payable	127,169	167,429
Other current liabilities	35,078	97,827
Total current liabilities	12,891,236	10,379,642
Long-term debt	3,049,115	1,985,075
Total liabilities	15,940,351	12,364,717

Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 and 25,005,000 shares issued and outstanding at
June 30, 2010 and 2009, respectively	36,368	25,005
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,184,206	17,280,269
Retained earnings (Accumulated deficit)	1,776,028	(1,106,478)
Statutory reserves	1,551,089	1,010,026
Accumulated other comprehensive income	2,731,043	2,565,276
Total stockholders’ equity	33,156,074	23,650,238
Noncontrolling interest	105,249	105,128
Total equity	33,261,323	23,755,366

Total liabilities and equity	$49,201,674	$36,120,083

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended June 30,
	2010	2009

Sales	$56,141,659	$40,409,375

Cost of sales	42,948,118	30,259,650

Gross profit	13,193,541	10,149,725

Operating expenses
Selling, general and administrative	8,785,252	9,382,754

Income from operations	4,408,289	766,971

Other income (expenses):
Non-operating income	316,785	30,073
Interest Income	152,844	161,169
Interest expense	(610,461)	(410,001)
Non-operating expense	(7,058)	(124,139)

Total other income (expenses)	(147,890)	(342,898)

Income before provision for income taxes	4,260,399	424,073

Provision for income taxes	837,281	307,500

Net income before noncontrolling interest	3,423,118	116,573

Less: Noncontrolling interest	(451)	(996)

Net income	3,423,569	117,569

Undistributed income attributable to preferred stockholders	1,603,576	51,765

Net income applicable to common stockholders	1,819,993	65,804

Other comprehensive income
Foreign currency translation adjustment	165,767	(82,252)

.1 Comprehensive income	$3,589,336	$35,317

Basic earnings per common share	$0.06	$0.00
Diluted earnings per common share	$0.06	$0.00

Weighted average number of common shares outstanding
Basic	31,329,384	24,852,671
Diluted	58,737,379	44,403,132

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Stockholders’ Equity

			Series A		Series B		Series C		Allocation	Allocation			Commission	Commission				Accumulated
			Convertible preferred		Convertible preferred		Convertible preferred		of	of			Series A	Series B				Other	Total
	Common Stock		Stock		Stock		Stock		Series A	Series B		Placement	of	of	Additional	Retained		Compre-	Stock-
		Par		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensive	holders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity

Balance July 1, 2008	24,505,000	$24,505	5,608,564	$561	5,000,000	$500	-	$-	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,230,848	$(1,063,713)	$849,692	$2,647,528	$23,189,921

Issuance of common shares	500,000	500	-	-	-	-	-	-	-	-	-	-	-	-	424,500	-	-	-	425,000

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	117,569	-	-	117,569

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(160,334)	160,334	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(82,252)	(82,252)

Balance June 30, 2009	25,005,000	$25,005	5,608,564	$561	5,000,000	$500	-	$-	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,655,348	$(1,106,478)	$1,010,026	$2,565,276	$23,650,238

Issuance of common shares	11,363,334	11,363	-	-	-	-	12,000,000	1,200	-	-	(4,634,678)	-	-	-	10,538,615	-	-	-	5,916,500

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,423,569	-	-	3,423,569

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(541,063)	541,063	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	165,767	165,767

Balance June 30, 2010	36,368,334	$36,368	5,608,564	$561	5,000,000	$500	12,000,000	$1,200	$2,484,226	$1,390,853	$-	$1,172,487	$355,237	$462,519	$21,193,963	$1,776,028	$1,551,089	$2,731,043	$33,156,074

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$3,423,569	$117,569
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Noncontrolling interest	(451)	(996)
Amortization of deferred loss	118,424	-
Depreciation	1,451,463	1,248,849
Share-based payment	-	425,000
Loss on disposal of fixed assets	5,684	85,652
Provision for bad debts	-	1,451,177
Changes in assets and liabilities:
Accounts receivable	(1,794,434)	(1,451,575)
Inventory	(2,903,280)	89,730
Trade notes receivable	(512,947)	-
Other receivables	(282,437)	(69,819)
Advance payments	(1,071,722)	789,528
Prepaid expenses and other current assets	16,938	26,605
Prepaid other taxes	194,406	-
Accounts payable and accrued expenses	(889,335)	(178,961)
Advance payments from customers	(196,196)	118,126
Income tax payable	(40,998)	167,429
Other taxes payable	-	(423,179)
Other current liabilities	(63,012)	46,669
Total adjustments	(5,967,897)	2,324,235

Net cash provided by (used in) operating activities	(2,544,328)	2,441,804

Cash flows from investing activities:
Advance payments for fixed assets	(1,492,641)	-
Advance payments for purchase rights to used land	(601,281)	-
Additions to property and equipment	(1,497,633)	(2,718,595)
Proceeds from disposal of fixed assets	-	65,467
Loan receivable	176,004	(175,800)

Net cash used in investing activities	(3,415,551)	(2,828,928)

Cash flows from financing activities:
Proceeds from (repayment of) short-term bank loans	586,680	(732,500)
Issuance (repayment) of trade notes payable	1,423,010	(587,817)
Proceeds from long-term debt	2,575,824	1,010,118
Additional paid-in capital	5,916,500	-

Net cash provided by (used in) financing activities	10,502,014	(310,199)

Effect of foreign currency translation on cash	49,655	(148,014)

Net increase (decrease) in cash and cash equivalents and restricted	4,591,790	(845,337)
cash

Cash and cash equivalents and restricted cash at beginning of year	6,373,567	7,218,904

Cash and cash equivalents and restricted cash at end of year	$10,965,357	$6,373,567

Supplemental schedule of non cash activities
Advance payments exchanged for property and equipment	$-	$80,575
Deferred loss—sale leaseback	$2,009,578	$-

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

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing”) completed a reverse acquisition of JPAK Group Co., Ltd., (“JPAK Ltd.”) which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in JPAK Ltd., per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to JPAK Group, Inc. (“JPAK”). The transaction was regarded as a reverse merger whereby JPAK Ltd. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of JPAK Ltd.. Thus, JPAK Ltd. is the continuing entity for financial reporting purposes. The financial statements have been prepared as if JPAK Ltd. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2006, JPAK Ltd. acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in the city of Hong Kong, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin, which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flows from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of June 30, 2010, approximately $5 million or 37% of total registered capital has been invested and the remaining $8.5 million of the registered capital will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of JPAK Group Inc. and its controlling subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes and valuation of goodwill. Actual results could differ from those estimates.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Cash And Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables which is based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of allowance for doubtful accounts amounted to $1,284,360 and $1,496,723 as of June 30, 2010 and 2009, respectively. An allowance amounted to $216,702 for a previous major customer under difficulties accrued in the year 2009 was recovered as of June 30, 2010, which was recognized as other income.  However, this customer is currently under bankruptcy restructuring and we estimate that chances to recover the rest of the outstanding allowance balance from this customer are remote.

Advance Payments

As a general practice, the Company makes advance payments to certain vendors to purchase inventory, fixed assets and land use rights. The carrying values of these advance payments approximate their fair values due to their short-term nature.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2010 and 2009.

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Revenue Recognition

The Company derives its revenues primarily from sale of printed packaging products. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned.  Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers and the collectability is reasonably assured.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2010 and 2009 were $1,914,258 and $2,111,469, respectively.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2010 and 2009.The standard corporate income tax rate decreased from 33% to 25% beginning on January 1, 2008, when the new Chinese tax law became effective.

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, codified in ASC Topic 830-10, assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Comprehensive Income

The Company has adopted SFAS No. 130, codified in ASC Topic 220-10, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220-10 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Earnings Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), codified in ASC Topic 260-10, basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

●
ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (Continued)

●
ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

●
ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. It is expected the adoption of this ASC Update will have no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

●
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

●
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

ASU No. 2009-13 and 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning July 1, 2010.  It is expected the adoption of these ASC Updates will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

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

Note 3– Restricted Cash

As of June 30, 2010 and 2009, the Company had restricted cash of $4,744,084 and $3,403,868, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letters of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, at June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30, 2009

Raw materials	$6,595,076	$3,912,953
Work in process	314,794	416,006
Finished goods	1,237,290	939,428
Parts and supplies	151,017	84,806

Total	$8,298,177	$5,353,193

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 5 – Advance Payments
Advance payments as of June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Advance payments for inventory	$1,287,924	$210,449
Advance payments for land and equipment	2,382,545	292,694

Total	$3,670,469	$503,143

Note 6 – Property and Equipment

Property and equipment at June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30, 2009

Buildings	$4,673,651	$4,463,528
Machinery and equipment	12,007,708	16,817,851
Machinery—capital lease	1,414,080	-
Subtotal	18,095,439	21,281,379
Less: Accumulated depreciation	9,425,588	8,174,163
	8,669,851	13,107,216
Add: Construction in progress	2,531,390	-

Total	$11,201,241	$13,107,216

Depreciation expenses for the years ended June 30, 2010 and 2009 were $1,451,463 and $1,248,849, respectively. Amortization of machinery and equipment under capital lease included in depreciation expense was $58,197.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Accounts payable	$2,105,829	$3,032,577
Accrued expenses	295,731	245,396

Total	$2,401,560	$3,277,973

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 8 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of June 30, 2010 and 2009 were $4,659,370 and $3,212,704, respectively.

Note 9 – Short Term Bank Loans

Short term bank loans at June 30, 2010 and 2009 consist of the following:

	June 30,	June 30,
	2010	2009

On January 22, 2009, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
22, 2010. Interest was calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property and.	$-	$2,344,000
equipment

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 9 – Short Term Bank Loans (continued)

	June 30,	June 30,
	2010	2009

On January 18, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
18, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$589,200	$-

On February 11, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by February
11, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$2,356,800	$-

Total short term bank loans	$2,946,000	$2,344,000

Note 10 – Long-Term Debt

Long term debt at June 30, 2010 and 2009 consist of the following:

	June 30,	June 30,
	2010	2009

The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010,
as per the terms of the loan agreement.	$4,439,622	$2,936,886

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately
$1.4 million. The annual principal and interest payment is $404,950 and the term of the arrangement is four years. Refer to Note 18 for further
information.	$1,198,902	$-

Total	$5,638,524	$2,936,886

Less: Current portion of loans	2,184,459	951,811
Current portion under capital lease	404,950	-

Total Current portion	2,589,409	951,811

Total long-term debt	$3,049,115	$1,985,075

Note 11 – Stockholders’ Equity and Related Financing Agreements

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the years ended June 30, 2010 and 2009, the income tax expense was $837,281 and $307,500.

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 13 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $483,382 and $440,169 for the years ended June 30, 2010 and 2009, respectively.

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

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided the statutory surplus reserve of $541,063 and $160,334 for the years ended June 30, 2010 and 2009, respectively.

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

Note 16 - Risk of Concentrations and Credit Risk

For the years ended June 30, 2010 and 2009, five vendors accounted for approximately 73% and 70% of the Company’s purchases, respectively. Total purchases from these vendors were $38,770,762 and $24,923,202 for the years ended June 30, 2010 and 2009, respectively.

For the years ended June 30, 2010 and 2009, five customers accounted for approximately 54% and 55% of the Company’s revenue, respectively. Total sales to these customers were $30,333,456 and $22,096,132 for the years ended June 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company completed the refinancing of its printing equipment under a sale-leaseback arrangement with International Fareastern Leasing Co., Ltd. The equipment with book value of approximately $3.4 million was sold for approximately $1.4 million. The cash received was used towards the original invoice amount. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 17 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement (continued)

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the year ended June 30, 2010, the Company amortized $118,424 of the deferred loss into depreciation expense. A financing obligation in the amount of $1.4 million, representing the proceeds, has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2010	$269,967
2011	404,950
2012	404,950
2013	404,950
2014	134,983
Totals	$1,619,800

The Company has the option to purchase the equipment at the end of the lease term.

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

Basic EPS for the year ended June 30, 2010 was computed as follows:

Net income	$3,423,569
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2010 earnings	$3,423,569

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	Convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.06	0.12	0.10	0.04
Totals	$0.06	$0.12	$0.10	$0.04

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 18 – Earnings Per Share (continued)

Diluted EPS for the year ended June 30, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$1,819,993	$31,106,955	$0.06
Warrants	-	222,429	-
	1,819,993	31,329,384	$0.06
Series A preferred stock conversion	656,287	11,217,128	-
Series B preferred stock conversion	487,563	8,333,333	-
Series C preferred stock conversion	459,726	7,857,534	-
Diluted earnings for common stock	$3,423,569	$58,737,379	$0.06

Basic EPS for the years ended June 30, 2009 was computed as follows:

Net income			$117,569
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$117,569

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.01	0.00
Totals	$0.00	$0.01	$0.00

Diluted EPS for the years ended June 30, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$65,804	24,852,671	$0.00
Warrants	-	-	-
	65,804	24,852,671	$0.00
Series A preferred stock conversion	29,700	11,217,128	-
Series B preferred stock conversion	22,065	8,333,333	-
Diluted earnings for common stock	$117,569	44,403,132	$0.00

Note 19 – Supplemental Cash Flow Information

	Years Ended June 30,
	2010	2009

Cash paid for interest	$594,125	$300,148
Cash paid for income taxes	$850,888	$-

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 20 – Subsequent Events

On August 12, 2010, Qingdao Likang, our indirectly owned subsidiary, entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use rights for a parcel of land with an area of approximately 65,064 square meters in Qingdao for a consideration of RMB19,909,553 (US$2,928,700). Qingdao Likang has started building a new plant on the land and the construction is estimated to be completed by June, 2011.

The agreement also included provisions that require total investment for the project no less than RMB242.1 million (US$35.66 million) before August 12, 2013 with a conditional one-year extension. The amount of total investment refers to the amount of capital that will be spent in the construction and operations of the plant. It includes not only the registered capital, but also future borrowings such as bank loans.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A . CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosures Controls and Procedures

 Our management maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Shareholders of Jpak Group, Inc.:

The Management of Jpak Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for Jpak.  Jpak’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  Jpak’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Jpak’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of Jpak are being made only in accordance with authorizations of management and directors of Jpak; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Jpak’s assets that could have a material effect on the financial statements, and (iv) provide reasonable assurance that receipts and expenditures of Jpak are being made only in accordance with authorization of management and directors of Jpak.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Since April 2009, the management has been working diligently on the evaluation of internal controls based on COSO framework. The evaluation covers all the major financial reporting processes, including procurement, revenue, inventory, fixed assets, tax, treasury and financial reporting. As of June 30, 2010, documentations both at the entity level and process level have been completed and a number of significant weaknesses and improvement opportunities with each process have been identified and corrected. Subsequently remediation measures have been implemented for most of weaknesses. These corrective steps have remediated the material weaknesses disclosed in our annual report on Form 10-K/A for the year ended June 30, 2009, filed April 9, 2010, and our internal controls are now effective.

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
Jpak Group, Inc.

/s/  Yijun Wang
Yijun Wang
PRESIDENT & CEO

/s/  Dongliang (Frank) Su
Dongliang (Frank) Su
ACTING CHIEF FINANCIAL OFFICER

(b)  Changes in Internal Control over Financial Reporting

Except as described above in the Management’s Report on Internal Controls Over Financial Reporting, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

Yijun Wang	58	Chairman of the Board of Directors, Chief Executive Officer and President

Dongliang (Frank) Su	42	Acting Chief Financial Officer

Qingjun Yang	54	Director and President (Qingdao Renmin)

Huatian Sha	54	Director and Secretary

Ming Qi	45	Director

Wenjie Li	62	Director

Yuanbo Wang	53	Vice President, Technology (Qingdao Renmin)

Ligui Jiao	51	Vice President, Manufacturing (Qingdao Renmin)

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

During the last five years, Mr. Wang did not hold directorship in any public companies. During the past 10 years, Mr. Wang has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

During the last five years, Mr. Yang did not hold directorship in any public companies. During the past 10 years, Mr. Yang has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

During the last five years, Mr. Sha did not hold directorship in any public companies. During the past 10 years, Mr. Sha has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

During the last five years, Mr. Qi did not hold directorship in any public companies. During the past 10 years, Mr. Qi has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Mr. Wenjie Li, Director. Mr. Li serves as a Director. He was a civil servant in Qingdao Administration of Work Safety and Deputy Division Director in Qingdao Economic Commission in China before joining the Company. Prior to that, Mr. Li was an engineer for twenty years in a company manufacturing apparatus in Qingdao. Mr. Li received a Bachelor of Laws degree from Qingdao University.

During the last five years, Mr. Li did not hold directorship in any public companies. During the past 10 years, Mr. Li has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

Corporate Governance

                        Corporate governance is the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board of directors and vote on extraordinary matters; the board of directors is a company’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company’s day-to-day operations. Our Board of Directors currently consists of five seats.

Board Leadership Structure and the Board’s Role in Risk Oversight.

          The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors. Due to our lack of operations and size prior to the Share Exchange, we do not have an Audit Committee or any other separate committees, discussed further below.

          The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

         The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, based upon Mr. Wang’s more than 30 years of leadership, Mr. Wang’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

         The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

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

                    Based on our review of copies of such reports at the time we filed this Form 10K for the year ending June 30, 2010, we believed that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.   Mr. Stewart Shiang Lor, who was one of our directors during fiscal year 2010 and resigned on July 10, 2010, recently informed us that between May and June 2009, Statepro Investments Ltd. transferred a total of 1,122,468 shares of Jpak common stock that it owned in a private transaction.  Stewart Shiang Lor owns 100% of Statepro’s equity and therefore a Form 4 and amendment to Mr. Lor’s Schedule 13D should have been filed to disclose the transfer during fiscal 2009.  In lieu of the Form 4, Mr. Lor  filed a Form 5 to disclose the transaction, as well as an amendment to his Schedule 13D on April 9, 2010.

Code of ethics

                   The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. As a recent public company, we did not have a formal written code of ethics for the 2010 fiscal year; we will adopt a formal written code of ethics in the 2011 fiscal year.

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

                   Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “JPAK” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2010; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Jpak

The following table sets forth the compensation paid by Jpak to its chief executive officer and chief financial officer and to all other executive officers for services rendered during the last three completed fiscal years. In reviewing the table, please note that:

●	The compensation amounts paid to Yijun Wang reflects compensation paid to him by the operating subsidiaries of Jpak during the reported periods; and

●	No officer earned more than $200,000 per annum

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Yijun Wang Chief Executive Officer	2010	200,000	0	0	0
Yijun Wang Chief Executive Officer	2009	120,000	0	0	0
Yijun Wang Chief Executive Officer	2008	50,000	0	0	0
Ming Qi Chief Accounting Officer	2010	140,000	0	0	0
Ming Qi Chief Accounting Officer	2009	90,000	0	0	0
Ming Qi Chief Accounting Officer	2008	30,000 (2)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer (3)	2010	115,000 (4)	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2009	72,000 (4)	0	20,000	0
Dongliang (Frank) Su Acting Chief Financial Officer	2008	18,000	0	0	0

Qingjun Yang Director and President	2010	160,000	0	0	0
Qingjun Yang Director and President	2009	90,000	0	0	0
Qingjun Yang Director and President	2008	40,000	0	0	0
Huatian Sha Director and Secretary	2010	120,000	0	0	0
Huatian Sha Director and Secretary	2009	70,000	0	0	0
Huatian Sha Director and Secretary	2008	20,000	0	0	0

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Yijun Wang Chief Executive Officer	2010	0	0	0	200,000
Yijun Wang Chief Executive Officer	2009	0	0	0	120,000
Yijun Wang Chief Executive Officer	2008	0	0	0	50,000
Ming Qi Chief Accounting Officer	2010	0	0	0	140,000
Ming Qi Chief Accounting Officer	2009	0	0	0	90,000
Ming Qi Chief Accounting Officer	2008	0	0	0	30,000
Dongliang (Frank) Su Acting Chief Financial Officer	2010	0	0	0	72,000
Dongliang (Frank) Su Acting Chief Financial Officer	2009	0	0	0	92,000
Dongliang (Frank) Su Acting Chief Financial Officer	2008	0	0	0	0
Qingjun Yang Director and President	2010	0	0	0	160,000
Qingjun Yang Director and President	2009	0	0	0	90,000
Qingjun Yang Director and President	2008	0	0	0	40,000
Huatian Sha Director and Secretary	2010	0	0	0	120,000
Huatian Sha Director and Secretary	2009	0	0	0	70,000
Huatian Sha Director and Secretary	2008	0	0	0	20,000

(1) The compensation for Yijun Wang reflects his salary at Qingdao Renmin prior to the Share Exchange.

(2) Ming Qi served as our Chief Financial Officer from January 2007 until May 2008.

(3) The compensation for Ming Qi in 2007 reflects his salary at Qingdao Renmin prior to the Share Exchange.

(4) Frank Su has served as our Acting Chief Financial Officer since May 2008; accordingly, he did not receive any compensation from us prior to such time. Frank’s compensation includes costs incurred for his assistant, who worked mainly on Jpak’s Sarbanes-Oxley Section 404 compliance project. The market value of the 200,000 shares issued to Frank was $20,000 at the date of issuance.

Potential Payments upon Termination

Our employment agreements with Yijun Wang, our Chief Executive Officer, and Ming Qi, our Chief Financial Officer provide for various payments and benefits upon termination of their employment. Ming Qi waived all potential payments and benefits upon his resignation as our CFO.  Pursuant to a one-year agreement we signed with Mr. Frank Su, he agreed to serve as our Acting Chief Financial Officer until we find an adequate replacement.  After we have negotiated the termination of the contract with the applicable employee, the employee shall be provided with a compensation subsidy as per relevant national, provincial and municipal regulations. We do not have any other policies, agreements or arrangements regarding potential payments upon termination of employment.

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

                       As of September 29, 2010, we have 36,368,334 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which convert into 11,217,128 shares of common stock; 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock; and 12,000,000 shares of Series C Preferred Stock outstanding, which convert into 12,000,000 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us. Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.  In regards to the Series C Preferred Stock, except with respect to transactions upon which such Series C Preferred Stock shall be entitled to vote separately as a class and as otherwise required by Nevada law, the Series C Preferred Stock does not have any voting rights.  Additionally, based upon the terms of the Series C Preferred Stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.  See “Description of Securities.”

                      Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock and Series A, Series B and Series C Preferred Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership at any time within 60 days after September 29, 2010. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address*	Amount and Nature of beneficial ownership (1)	Percent of Class (1)
Joyrich Group Limited (2)	17,023,700	25.06%
Fabregas Group Limited (3)	3,163,188	4.66%
Statepro Investments Ltd. (4)	1,170,954	1.72%
Vision Opportunity Master Fund (5)	10,309,782 (6)	15.18% (6)
Vision Capital Advantage Fund (5)	3,047,115 (6)	4.49% (6)
QVT Fund LP (7)	12,021,208 (8)	17.70% (8)
Quintessence Fund LP (7)	1,335,690 (9)	1.97% (9)
Lee Wah Investments Limited (10)	16,200,000 (11)	23.85%
Yijun Wang	—	—
Qingjun Yang	—	—
Huatian Sha	—	—
Ming Qi	—	—
Yuanbo Wang	—	—
Ligui Jiao	—	—
Stewart Shiang Lor (12)	21,357,842	31.45%
All executive officers and directors as a group (seven persons)	21,357,842	31.45%

* The address for the officers and directors is 15 Xinghua Road, Qingdao, Shandong Province, the People’s Republic of China, (86-532) 8461 6387.

** Represents less than 1% of our outstanding shares of common stock.

(1)   The numbers are based on 67,918,795 shares of common stock, which represents the number of shares of common stock and preferred stock, on an as converted basis, currently outstanding. All Percentages have been rounded up to the nearest one hundredth of one percent and such percentage is based upon the amount of outstanding our common stock and preferred stock, on an as converted basis.  The percentage assumes in the case of each shareholder listed in the above list that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)   Joyrich Group Limited is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor was one of our directors during fiscal year 2010, and resigned on July 10, 2010.

(3)   Fabregas Group Limited is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor was one of our directors during fiscal year 2010, and resigned on July 10, 2010.

(4)   Statepro Investments Ltd. is a BVI company of which Stewart Shiang Lor is the sole shareholder and has sole voting and dispositive power over these shares. Mr. Lor was one of our directors during fiscal year 2010, and resigned on July 10, 2010.

(5)   The investment manager for Vision Opportunity Master Fund, Ltd. (“VOMF”) and Vision Capital Advantage Fund, LP (“VCAF,” together with VOMF they are collectively referred to as “Vision”)) is Vision Capital Advisors, LLC (“VCA”). Ultimate voting and dispositive control rests with Adam Benowitz, as VCA’s Senior Managing Member and the portfolio manager of VOMF and VCAF. Each of VCA and Adam Benowitz disclaim beneficial ownership of these shares.  The amount listed under “Common Stock” represents shares of Common Stock issuable upon exercise of warrants and conversion of the preferred stock that are exercisable and convertible within 60 days of June 4, 2009.

 (6) This amount represents 4.9% of the shares of common stock underlying Vision’s Series A Preferred Stock and Series B Preferred Stock and shares of common stock.  Vision currently owns 2,804,282 shares of Series A Preferred Stock (convertible into 5,608,564 shares of common stock), 2,500,000 shares of Series B Preferred Stock (convertible into 4,166,667 shares of common stock) and 3,581,667 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.  As a result of a private transfer transaction between VOMF and VCAF, (i) VOMF currently owns 2,164,540 shares of Series A Preferred Stock (convertible into 4,329,080 shares of common stock), 1,929,674 shares of Series B Preferred Stock (convertible into 3,216,124 shares of common stock) and 2,764,579 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table and (ii) VCAF currently owns 639,742 shares of Series A Preferred Stock (convertible into 1,279,484 shares of common stock), 570,326 shares of Series B Preferred Stock (convertible into 950,543 shares of common stock) and 817,088 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(7)   Management of QVT Fund and Quintessence is vested in its general partner, QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP and shares voting and investment control over the securities held in QVT Fund LP.  QVT Financial GP LLC is the general partner of QVT Financial LP and as such has complete discretion in the management and control of the business affairs of QVT Financial LP.  AVT Associates GP LLC is the general partner of QVT Fund LP and may be deemed to beneficially own the securities.  The managing members of QVT Financial GP LLC are Daniel Gold, Lars Bader, Tracy Fu and Nicholas Brumm.  Each of QVT Financial LP, QVT Financial GP LLC< Daniel Gold, Lars Bader, Tracy Fu and Nicholas Brumm disclaims beneficial ownership of our securities held by QVT Fund and Quintessence, except to the extend of its pecuniary interest therein.

(8)  This amount represents 9.9% of the shares of common stock underlying QVT’s Series A Preferred Stock and Series B Preferred Stock and shares of common stock.  QVT currently owns 2,523,854 shares of Series A Preferred Stock (convertible into 5,047,708 shares of common stock), 2,250,000 shares of Series B Preferred Stock (convertible into 3,750,000 shares of common stock) and 3,223,500 shares of common stock; however, pursuant to the ownership Cap explained above, they are only deemed to beneficially own the number listed in the table.

(9) Quintessence currently owns 280,428 shares of Series A Preferred Stock (convertible into 560,856 shares of common stock), 250,000 shares of Series B Preferred Stock (convertible into 416,667 shares of common stock) and 358,167 shares of common; the total of which is below the ownership Cap explained above.

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

 (12)   Mr. Lor has sole voting and dispositive power over the shares of common stock beneficially owned by Joyrich Group Limited, Fabregas Group Limited and Statepro Investments Ltd. See footnotes (1) through (3).

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

Lock-Up Agreement

Pursuant to that certain lock-up agreement, dated as of August 9, 2007 entered into by the former Jpak shareholders (the “Lock-Up Agreement”), shareholders holding an aggregate of 23,005,000 shares of our common stock have agreed that, for a period of six months following the effectiveness of the registration statement, of which this prospectus is a part, they will not, subject to certain limited exceptions set forth in the Lock-Up Agreement, including consent by the Investors, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any shares of common stock. In addition, for a period of 12 months following such six-month period, no such shareholder shall sell more than one-twelfth of their total shares of common stock during any one month period.

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

  Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Joyrich, Fabregas and Statepro.  As disclosed elsewhere in this Report, in connection with the Share Exchange, Joyrich, Fabregas and Statepro, the majority shareholders of Raygere, received 17,023,700, 3,163,188 and 1,170,954 shares of our common stock, respectively, representing approximately 68.6%, 12.8% and 4.7%, respectively, of our issued and outstanding shares at the time of the Share Exchange.  Mr. Stewart Shiang Lor is the sole shareholder of Joyfrich, Fabregas and Statepro and Mr. Lor was one of our directors during fiscal year 2010, and resigned on July 10, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were approximately $122,500 and $90,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees billed for tax advisory services rendered by Patrizio & Zhao for federal tax return of JPAK Group, Inc. for fiscal years 2009, 2008 and 2007 are $9,000 in total.

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

            The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	PART IV EXHIBITS & FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

2.	EXHIBITS

3.1	Articles of Incorporation, as amended
3.2	Bylaws, as amended
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
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER

Date:  September 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2010	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: September 30, 2010	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: September 30, 2010	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: September 30, 2010	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: September 30, 2010	By:	/s/ Wenjie Li
Wenjie Li DIRECTOR

Date: September 30, 2010	By:	/s/ Dongliang (Frank) Su
Dongliang (Frank) Su ACTING CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER