Form 10-Q
period 2010-09-30
Jpak Group, Inc.
filed 2010-11-15
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

 As of November 15, 2010 there were 36,368,334  shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

JPAK GROUP, INC.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,829,020	$6,221,273
Restricted cash	3,855,884	4,744,084
Accounts receivable, net of allowance for doubtful accounts of $1,305,286	11,727,252	10,915,611
and $1,284,360 at September 30, 2010 and June 30, 2010, respectively
Inventory	8,952,276	8,298,177
Trade notes receivable	399,207	515,150
Other receivables	1,237,519	484,003
Advance payments	3,521,081	3,670,469
Prepaid expenses and other current assets	598,988	299,713
Total current assets	33,121,227	35,148,480

Property and equipment, net	12,109,509	11,201,241

Other noncurrent assets:
Intangible assets, net	3,079,635	-
Deferred loss on sales of assets	1,884,896	1,899,277
Prepaid expenses	902,022	952,676

Total assets	$51,097,289	$49,201,674

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,915,947	$2,401,560
Trade notes payable	3,251,977	4,659,370
Short-term bank loans	2,994,000	2,946,000
Current portion of long-term debt	2,631,599	2,589,409
Income tax payable	189,718	127,169
Other current liabilities	164,765	167,728
Total current liabilities	13,148,006	12,891,236
Long-term debt	3,189,543	3,049,115
Total liabilities	16,337,549	15,940,351

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at September 30, 2010
and June 30, 2010, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,184,206	23,184,206
Retained earnings	2,753,328	1,776,028
Statutory reserves	1,551,089	1,551,089
Accumulated other comprehensive income	3,250,489	2,731,043
Total stockholders’ equity	34,652,820	33,156,074
Noncontrolling interest	106,920	105,249
Total equity	24,759,740	33,261,323

Total liabilities and equity	$51,097,289	$49,201,674

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended
	September 30,
	2010	2009

Sales	$16,185,647	$16,561,920

Cost of sales	12,625,157	11,837,612

Gross profit	3,560,490	4,724,308

Operating expenses
Selling, general and administrative	2,232,495	2,888,343

Income from operations	1,327,995	1,835,965

Other income (expenses):
Interest expense, net	(150,736)	(97,051)
Non-operating expense, net	(12,567)	(3,512)

Total other income (expenses)	(163,303)	(100,563)

Income before provision for income taxes	1,164,692	1,735,402

Provision for income taxes	187,436	242,838

Net income	977,256	1,492,564

Less: Net income attributable to noncontrolling interest	(44)	(56)

Net income attributable to Jpak Group, Inc.	977,300	1,492,620

Undistributed income attributable to preferred stockholders	453,987	654,946

Net income attributable to common stockholders	523,313	837,674

Other comprehensive income
Foreign currency translation adjustment	519,446	32,030

Comprehensive income	$1,496,746	$1,524,650

Basic earnings per common share	$0.01	$0.03
Diluted earnings per common share	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	36,368,334	25,005,000
Diluted	67,918,795	44,555,461

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$977,256	$1,492,564
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	341,021	382,499
Loss on disposal of fixed assets	9,165	2,354
Non-cash payments of rent	28,911	-
Changes in assets and liabilities:
Accounts receivable	(626,169)	(2,289,303)
Inventory	(512,655)	(1,088,422)
Trade notes receivable	122,841	(87,966)
Other receivables	(736,665)	(71,260)
Advance payments	337,004	(2,315,404)
Prepaid expenses and other current assets	(247,447)	(148,704)
Accounts payable and accrued expenses	1,460,432	1,640,738
Income tax payable	59,749	75,283
Other current liabilities	(5,628)	413,469
Total adjustments	230,559	(3,486,716)

Net cash Provided by (used in) operating activities	1,207,815	(1,994,152)

Cash flows from investing activities:
Advance payments for fixed assets	(130,326)	-
Additions to property and equipment	(1,023,164)	(198,913)
Proceeds from disposal of fixed assets	5,802	-
Acquisition of intangible assets – land use rights	(3,032,962)	-
Loan receivable	-	43,983

Net cash used in investing activities	(4,180,650)	(154,930)

Cash flows from financing activities:
Restricted cash	953,888	(2,445,022)
Issuance (repayment) of trade notes payable	(1,465,474)	1,990,955
Proceeds from long-term debt	67,999	1,036,973

Net cash provided by (used in) financing activities	(443,587)	582,906

Effect of foreign currency translation on cash	24,169	7,930

Net decrease in cash and cash equivalents	(3,392,253)	(1,558,246)

Cash and cash equivalents – beginning	6,221,273	2,969,699

Cash and cash equivalents – ending	$2,829,020	$1,411,453

JPAK GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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

In September 2006, Jpak Ltd. acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, Hong Kong Special Administrative Region, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin Printing Co, Ltd (“Qingdao Renmin”), which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flows from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (Qingdao Likang), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of September 30, 2010, approximately $7.1 million or 52.6% of total registered capital has been invested and the remaining $6.4 million of the registered capital will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

JPAK GROUP, INC.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2010 and 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2010 and 2009.

Intangible Assets

Land use rights with a finite useful life are amortized on a straight-line basis over its estimated useful life of 50 years, which is a common term stipulated by the government.

Reclassification

Certain amounts as of June 30, 2010 and September 30, 2009 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of September 30, 2010 and June 30, 2010, the Company had restricted cash of $3,855,884 and $4,744,084, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

JPAK GROUP, INC.

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

The balance of allowance for doubtful accounts amounted to $1,305,286 and $1,284,360 as of September 30, 2010 and June 30, 2010, respectively. The allowance was mainly made for a customer currently under bankruptcy restructuring and we estimate that chances to recover the outstanding allowance balance from this customer are remote.

Note 5 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, at September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

Raw materials	$5,892,597	$6,595,076
Work in process	585,621	314,794
Finished goods	2,271,928	1,237,290
Parts and supplies	202,130	151,017

Total	$8,952,276	$8,298,177

JPAK GROUP, INC.

Note 6 – Advance Payments

Advance payments as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Advance payments for inventory	$1,566,604	$1,287,924
Advance payments for equipment	1,954,477	2,382,545

Total	$3,521,081	$3,670,469

Note 7 – Property and Equipment

Property and equipment at September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Buildings	$4,749,800	$4,673,651
Machinery and equipment	14,451,355	12,007,708
Machinery—capital lease	1,437,120	1,414,080
Subtotal	20,638,275	18,095,439
Less: Accumulated depreciation	9,863,565	9,425,588
	10,774,710	8,669,851
Add: Construction in progress	1,334,799	2,531,390

Total	$12,109,509	$11,201,241

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $335,880 and $382,499, respectively. For the three months ended September 30, 2009, amortization of machinery and equipment under capital lease included in depreciation expense was $44,782.

Note 8 – Intangible Assets

Intangible assets at September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Land use rights	$3,084,776	$-
Less: accumulated amortization	5,141	-

Total	$3,079,635	$-

The intangible assets represent consideration payments and other expenditures for land use rights of Qingdao Likang for a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended September 30, 2010 and 2009 was $5,141 and $-0-, respectively.

JPAK GROUP, INC.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Accounts payable	$3,654,704	$2,105,829
Accrued expenses	261,243	295,731

Total	$3,915,947	$2,401,560

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of September 30, 2010 and June 30, 2010 were $3,251,977 and $4,659,370, respectively.

Note 11 – Short-Term Bank Loans

Short term bank loans at September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010

On January 18, 2010, the Company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by January 18, 2011. Interest is to be calculated using an annual fixed rate of 5.31% and paid monthly. The loan is secured by the company's property.	$598,800	$589,200

On February 11, 2010, the Company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by February 11, 2011. Interest is to be calculated using an annual fixed rate of 5.31% and paid monthly. The loan is secured by the company's property.	$2,395,200	$2,356,800

Total short-term bank loans	$2,994,000	$2,946,000

JPAK GROUP, INC.

Note 12 – Long-Term Debt

Long term debt at September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010

The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010, as per the terms of the loan agreement.	$4,684,113	$4,439,622

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $404,950 and the term of the arrangement is four years. Refer to Note 18 for further information.	$1,137,029	$1,198,902

Total	$5,821,142	$5,638,524

Less: Current portion of loans	2,220,051	2,184,459
Current portion of obligation under capital lease	411,548	404,950

Total Current portion	2,631,599	2,589,409

Total long-term portion	$3,189,543	$3,049,115

JPAK GROUP, INC.

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

On August 9, 2007, Jpak became a party to the Note Purchase Agreement dated May 17, 2007 (“NPA”). Pursuant to the NPA, Jpak issued Convertible Promissory Notes in the aggregate principal amount of $5.5 million to the Investors. As a result of the Share Exchange, and under the terms of the Notes and the NPA, the notes converted to the following: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share, convertible into an aggregate of 11,217,128 shares of common stock, par value $0.001 per share (the “Common Stock”), (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which shall contain the same terms as the Series A Preferred Stock (other than conversion price), and will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants were exercisable until 90 days following the effective date of a registration statement registering for sale of shares of common stock underlying the securities issued in the financing. Finally, the Company also granted warrants to purchase 990,000 shares of common stock at an exercise price of $.50 per share and 750,000 shares of common stock at an exercise price of $.60 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

JPAK GROUP, INC.

Note 13 – Stockholders’ Equity and Related Financing Agreements (Continued)

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

On November 3, 2009, Jpak completed a financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds to Jpak of $5,916,500. As a result of the financing, Jpak issued 12,000,000 units of securities at a price of $0.50 per unit. Each unit consists of (i) one (1) share of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), convertible into one share of the Company’s Common Stock, and (ii) a one-half Series E Warrant (the “Series E Warrant”) and one-half Series F Warrant (the “Series F Warrant”, collectively the “Warrants”).  Each whole Series E Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of Common Stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the financing, the Company paid the fee of $30,000 to Tripoint Global Equities, LLC, who acted as placement agent.

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

Note 14 – Income Taxes

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

JPAK GROUP, INC.

Note 14 – Stockholders’ Equity and Related Financing Agreements (Continued)

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the three months ended September 30, 2010 and 2009, the income tax expense was $187,436 and $242,838, respectively.

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

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $136,676 and $109,266 for the three months ended September 30, 2010 and 2009, respectively.

Note 16 – Risk Factors

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

Note 17 - Risk of Concentrations and Credit Risk

For the three months ended September 30, 2010 and 2009, five vendors accounted for approximately 77% and 79% of the Company’s purchases, respectively. Total purchases from these vendors were $11,736,904 and $12,914,455 for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010 and 2009, five customers accounted for approximately 55% and 59% of the Company’s revenue, respectively. Total sales to these customers were $8,840,612 and $9,692,619 for the three months ended September 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

JPAK GROUP, INC.

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

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

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the three months ended September 30, 2010, the Company amortized $44,782 of the deferred loss into depreciation expense. A financing obligation in the amount of $1,137,029, representing the proceeds, has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2011	$308,661
2012	411,548
2013	411,548
2014	137,182
Total	$1,268,939

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

JPAK GROUP, INC.

Basic EPS for the quarter ended September 30, 2010 was computed as follows:

Net income	$977,300
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed earnings	$977,300

Basic earnings per share amouns:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.03	0.02	0.01
Totals	$0.01	$0.03	$0.02	$0.01

JPAK GROUP, INC.

Note 19 – Earnings Per Share (continued)

Diluted EPS for the quarter ended September 30, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$523,313	$36,368,334	$0.01
Warrants	-	-	-
	523,313	36,368,334	$0.01
Series A preferred stock conversion	161,406	11,217,128	-
Series B preferred stock conversion	119,910	8,333,333	-
Series C preferred stock conversion	172,671	12,000,000	-
Diluted earnings for common stock	$977,300	$67,918,795	$0.01

Basic EPS for the quarter ended September 30, 2009 was computed as follows:

Net income			$1,492,620
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Undistributed earnings			$1,492,620

Basic earnings per share amounts:
		Series A	Series B
	Common	convertible	convertible
	Stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00
Undistributed earnings	0.03	0.07	0.06
Totals	$0.03	$0.07	$0.06

JPAK GROUP, INC.

Note 19 – Earnings Per Share (continued)

Diluted EPS for the quarter ended September 30, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$837,674	25,005,000	$0.03
Warrants	-	-	-
	837,674	25,005,000	$0.03
Series A preferred stock conversion	375,777	11,217,128	-
Series B preferred stock conversion	279,169	8,333,333	-
Diluted earnings for common stock	$1,492,620	44,555,461	$0.03

Note 20 – Supplemental Cash Flow Information

	Three Months Ended September 30,
	2010	2009

Cash paid for interest	$186,075	$126,967
Cash paid for income taxes	$127,687	$167,429

Note 21 – Subsequent Event

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

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

On June 22, 2006, Jpak Group Co., Ltd (“Jpak Ltd.”) was incorporated in the Cayman Islands in September 2006, Jpak Ltd. completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak Ltd.. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

On August 9, 2007, Rx Staffing completed a reverse acquisition of Jpak Ltd. and issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd., whereby Jpak Ltd. becomes a subsidiary of Rx Staffing. On the same day, Rx Staffing changed its corporate name to Jpak Group, Inc. (“Jpak”).

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (“Qingdao Likang”), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of September 30, 2010, approximately $7.1 million or 52.6% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

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

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by implementing the following strategies:

·	Increasing output to further penetrate the China market;
·	Developing bundled packaging materials and liquid filling machines;
·	Increasing sales to selective Asian and other markets;
·	Partnering with top milk producers;
·	Establishing brand names and brand awareness; and
·	Enhancing the Company’s competitive advantages through R&D.

Research and Development

To maintain and expand our market share, our top priority is to achieve technology breakthroughs on SIG packages and self-developed filling equipment.

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour and is currently being tested by one of our customers by December 2010. We are also planning to invest in the second line soon.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first SIG packaging line, which can produce packages for small customers.  Our second SIG packaging line was recently installed and has begun production as well.  We continue to improve both quality and stability of these two new lines. We plan to add up to eight additional lines in the near future. Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Manufacturing, Sales and Marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. Our current annual capacity is approximately 3.5 billion packs for normal packaging. Once SIG packaging passes tests proving its ability to produce packages in large batches, assuming funding is available, management plans to introduce up to eight more production lines with anticipated annual capacity of 80 million packs per line.

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

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in spring 2011. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended September 30, 2010 and 2009

Three Months Ended September 30	2010	2009
Sales	$16,185,647	$16,561,920
Cost of sales	$12,625,157	$11,837,612
Gross profit	$3,560,490	$4,724,308
Selling, general and administrative expenses	$2,232,495	$2,888,343
Other income (expense)	$(163,303)	$(100,563)
Income taxes	$187,436	$242,838
Noncontrolling interest	$(44)	$(56)
Net income (loss)	$977,300	$1,492,620
Foreign currency translation adjustment	$519,446	$32,030
Comprehensive income (loss)	$1,496,746	$1,524,650

Sales. Total sales were approximately $16.2 million for the three months ended September 30, 2010 as compared with approximately $16.6 million for the three months ended September 30, 2009, a slight decrease of approximately $0.4 million, or 2.3%. Although the total sales volume increased in this period, our revenue did not grow because the sale price of one of our major products - pillow packages, have relative lower margins compared to other types of package, and the sale volume of this product accounts for larger proportion in total volume during this period.

Cost of Sales. Cost of sales for the three months ended September 30, 2010 was approximately $12.6 million, or 78% of sales, as compared with $11.8 million, or 71.5% of sales, for the three months ended September 30, 2009, an increase of approximately $0.8 million or 6.7%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 6.5% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. We have no control over the cost of our major raw materials such as paper and plastic particles. Although we try to use material saving techniques to cut down the portion of cost of sales, our efforts may be limited compared with the price increase of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the three months ended September 30, 2010 was approximately 22% as compared with 28.5% for the three months ended September 30, 2009, a decrease of 6.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2.2 million for the three months ended September 30, 2010 as compared with approximately $2.9 million for the three months ended September 30, 2009, a decrease of approximately $0.7 million, or 22.7%. The decrease was mainly due to the decrease of expenses for research and development and post-sale services in the three months ended September 30, 2010 by nearly $0.7 million. In addition, listing-related expenses decreased by $0.2 million.

Income tax.  Income tax was approximately $0.19 million for the three months ended September 30, 2010 as compared with approximately $0.24 million for the three months ended September 30, 2009, a decrease of approximately $0.05 million or 22.8% in accordance with the change of profit before tax.

                Net income.  Net income was approximately $1.0 million for the three months ended September 30, 2010 as compared with net income of $1.5 million for the three months ended September 30, 2009, a decrease of approximately $0.5 million, or 34.5%. The increase in net income was primarily due to the decrease of sales and increase of cost of sales.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $519,446 for the three months ended September 30, 2010 compared with a gain of $32,030 for the three months ended September 30, 2009. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at RMB6.6800 to US$1.00 as compared with RMB6.8166 to US$1.00 at September 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2010 and 2009 were RMB6.7613 and RMB6.8208 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $1.5 million for the three months ended September 30, 2010 as compared with $1.5 million for the three months ended September 30, 2009. For the large amount of foreign currency translation adjustment due to rapid appreciation of RMB, the comprehensive income for the three months ended September 30, 2010 was close to that of three months ended September 30, 2009 even though the net profit is much lower.

Liquidity and Capital Resources

	For the three months ended September 30,
	2010	2009
Cash flow from operating activities	$1,207,815	$(1,994,152)
Cash flow from investing activities	(4,180,560)	(154,930)
Cash flow from financing activities	(443,587)	582,906

As of September 30, 2010, we had working capital totaling approximately $20.0 million, including cash and cash equivalents of $2.8 million.

   Net cash generated in operating activities was approximately $1.2 million for the three months ended September 30, 2010. This net cash generated was primarily due to the increase of accounts payable balances by approximately $1.5 million. Net cash used in operating activities was $2.0 million for the three months ended September 30, 2009 due to the increase of accounts receivable, advanced payment and inventory balances as a result of the increase in sales in the period.

   Net cash used in investing activities for the three months ended September 30, 2010 totaled $4.2 million and related primarily to the purchase and advanced payments for property and equipment and the consideration paid for a land use right of Qingdao Likang. Net cash used in investing activities for the three months ended September 30, 2009 totaled $0.15 million and also related primarily to the purchase of property and equipment.

   Net cash used in financing activities for the three months ended September 30, 2010 was $0.4 million and related primarily to the repayment of trade notes payable. Net cash generated in financing activities for the three months ended September 30, 2009 was $0.6 million and was related primarily to the issue of trade notes payable and proceeds of borrowings from employees during the period.

On November 3, 2009, we completed an equity financing with one accredited investor. The financing raised gross proceeds of $6.0 million with net proceeds of approximately $5,917,000.

 Borrowings and Credit Facilities

    We have entered into two loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of September 30, 2010 and 2009 were approximately $3.0 million and $2.4 million, respectively, both of which bore an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January and February 2011. As of September 30, 2010, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

On November 27, 2009, the Company entered into three sale-leaseback contracts with International Far-eastern Leasing Co., Ltd, one of which was completed and accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $411,548 and the term of the arrangement is four years. The other two uncompleted contracts related to $1.6 million financing proceeds for their contracted purchase of equipment for approximately $2.3 million in the future, pursuant to which the Company will pay back principal and interest of $463,643 per annum within four years once the acquisitions of equipment are completed.

Capital Commitment

    On August 12, 2010, Qingdao Likang, our indirectly owned subsidiary, entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use right for a parcel of land in Qingdao with an area of approximately 65,064 square meters. Qingdao Likang has paid the consideration and started building a new plant on the land and the construction is estimated to be completed by June 2011.

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

Critical Accounting Policies and Estimates

                 Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s Form 10-K for the year ended June 30, 2010 for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2010.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

(b)	Changes in internal control over financial reporting

Since April 2009, we have been working diligently on the evaluation of internal controls based on COSO framework. The evaluation covers all the major financial reporting processes, including procurement, revenue, inventory, fixed assets, tax, treasury and financial reporting. As of June 30, 2010, we completed our documentation both at the entity level and process level. As a result, we have identified a number of significant deficiencies and improvement opportunities with each process. We have subsequently implemented remediation measures to correct most of these weaknesses.  We believe that these corrective steps have remediated the material weaknesses disclosed in our annual report on Form 10-K for the year ended June 30, 2009 and our internal controls are now effective.

Nevertheless, we would like to draw your attention to a number of remaining significant deficiencies with our internal controls, as described in our Form 10-K for the year ended June 30, 2010.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. After evaluation we believe these deficiencies are signifant, but not material after taking into account our risk assessment and existing controls both at the entity and process levels.  The significant deficiencies identified in the Form 10-K for the year ended June 30, 2010 have been partially remediated due to the following:

1.
Currently the Company’s Acting Chief Financial Officer and his assistant, who are experienced with US GAAP reporting, are assisting in the preparation of financial statements in conformity with US GAAP and the SEC reporting requirements. Additionally, the Company has made efforts to enhance the knowledge of US GAAP reporting of its financial staff as part of its Sarbanes-Oxley Act Section 404 compliance project (“SOX project”) and other on the job training in applying US GAAP in addition to the SOX project.

2.
Althogh the Company does not have a Board with a majority of independent members and does not have an audit committee, it hired Mr. Wenjie Li as its independent director in July 2010.  The Company is also seeking additional independent members, including a qualified financial expert to fulfill the role of audit committee chairman.  Nevertheless, the Company cannot assure you of when it will identify a qualified candidate or when it will be able to form an indepent audit committee.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not Applicable.

(b)             Not Applicable.

(c)             Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer, Chief Accounting Officer,
President & Director

By:	/s/ Dongliang Su
Dongliang Su Acting Chief Financial Officer

Date:  November 15, 2010