Form 10-Q/A
period 2010-09-30
Jpak Group, Inc.
filed 2010-12-06
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended September 30, 2010 (“Amended Report”) to correct a typo contained in our original filed Form 10-Q (“Original Report”) for this same period regarding the Total Equity line item of our Consolidated Balance Sheet.  This Amended Report does not reflect events occurring after the filing of the Form 10-Q on November 15, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of November 15, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

JPAK GROUP, INC.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,829,020	$6,221,273
Restricted cash	3,855,884	4,744,084
Accounts receivable, net of allowance for doubtful accounts of $1,305,286	11,727,252	10,915,611
and $1,284,360 at September 30, 2010 and June 30, 2010, respectively
Inventory	8,952,276	8,298,177
Trade notes receivable	399,207	515,150
Other receivables	1,237,519	484,003
Advance payments	3,521,081	3,670,469
Prepaid expenses and other current assets	598,988	299,713
Total current assets	33,121,227	35,148,480

Property and equipment, net	12,109,509	11,201,241

Other noncurrent assets:
Intangible assets, net	3,079,635	-
Deferred loss on sales of assets	1,884,896	1,899,277
Prepaid expenses	902,022	952,676

Total assets	$51,097,289	$49,201,674

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,915,947	$2,401,560
Trade notes payable	3,251,977	4,659,370
Short-term bank loans	2,994,000	2,946,000
Current portion of long-term debt	2,631,599	2,589,409
Income tax payable	189,718	127,169
Other current liabilities	164,765	167,728
Total current liabilities	13,148,006	12,891,236
Long-term debt	3,189,543	3,049,115
Total liabilities	16,337,549	15,940,351

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at September 30, 2010
and June 30, 2010, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,184,206	23,184,206
Retained earnings	2,753,328	1,776,028
Statutory reserves	1,551,089	1,551,089
Accumulated other comprehensive income	3,250,489	2,731,043
Total stockholders’ equity	34,652,820	33,156,074
Noncontrolling interest	106,920	105,249
Total equity	34,759,740	33,261,323

Total liabilities and equity	$51,097,289	$49,201,674

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

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2011	308,661
2012	411,548
2013	411,548
2014	137,182
Total	$1,268,939

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

2.
Although the Company does not have a Board with a majority of independent members and does not have an audit committee, it hired Mr. Wenjie Li as its independent director in July 2010.  The Company is also seeking additional independent members, including a qualified financial expert to fulfill the role of audit committee chairman.  Nevertheless, the Company cannot assure you of when it will identify a qualified candidate or when it will be able to form an indepent audit committee.

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

Date:  December 6, 2010