Form 10-Q
period 2010-12-31
Jpak Group, Inc.
filed 2011-02-11
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

 As of February 11, 2010 there were 36,368,334  shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

PART I – FINANCIAL INFORMATION

JPAK GROUP, INC.
Consolidated Balance Sheets
	December 31,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,931,098	$6,221,273
Restricted cash	7,785,421	4,744,084
Accounts receivable, net of allowance for doubtful accounts of $1,322,725	11,238,963	10,915,611
and $1,284,360 at December 31, 2010 and June 30, 2010, respectively
Inventory	9,816,073	8,298,177
Trade notes receivable	30,340	515,150
Other receivables	572,398	484,003
Advance payments	4,289,058	3,670,469
Prepaid expenses and other current assets	660,249	299,713
Total current assets	36,323,600	35,148,480

Property and equipment, net	14,425,061	11,201,241

Other noncurrent assets:
Intangible assets, net	3,105,149	-
Deferred loss on sales of assets	2,087,158	1,899,277
Prepaid expenses	1,204,467	952,676

Total assets	$57,145,435	$49,201,674

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,308,026	$2,401,560
Trade notes payable	7,304,473	4,659,370
Short-term bank loans	3,034,000	2,946,000
Current portion of long-term debt	3,899,765	2,589,409
Income tax payable	189,718	127,169
Other current liabilities	145,578	167,728
Total current liabilities	17,881,560	12,891,236
Long-term debt	4,006,755	3,049,115
Total liabilities	21,888,315	15,940,351

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at December 31, 2010
and June 30, 2010, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,644	23,184,206
Retained earnings	2,073,099	1,776,028
Statutory reserves	1,551,089	1,551,089
Accumulated other comprehensive income	3,707,269	2,731,043
Total stockholders’ equity	35,148,809	33,156,074
Noncontrolling interest	108,311	105,249
Total equity	35,257,120	33,261,323

Total liabilities and equity	$57,145,435	$49,201,674

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$16,658,221	$13,166,264	$32,843,868	$29,728,184

Cost of sales	13,774,638	10,031,204	26,399,795	21,868,816

Gross profit	2,883,583	3,135,060	6,444,073	7,859,368

Operating expenses
Selling, general and administrative	3,307,261	1,805,476	5,539,756	4,693,819

Income (loss) from operations	(423,678)	1,329,584	904,317	3,165,549

Other income (expenses):
Interest expense, net	(155,591)	(95,005)	(306,327)	(192,056)
Non-operating income, net	24,908	89,878	12,341	86,366

Total other income (expenses)	(130,683)	(5,127)	(293,986)	(105,690)

Income (loss) before provision for income taxes	(554,361)	1,324,457	610,331	3,059,859

Provision for income taxes	125,906	324,524	313,342	567,362

Net income (loss)	(680,267)	999,933	296,989	2,492,497

Less: net loss attributable to noncontrolling interest	(37)	(89)	(81)	(145)

Net income (loss) attributable to Jpak Group, Inc.	(680,230)	1,000,022	297,070	2,492,642

Undistributed income attributable to preferred
stockholders	-	491,161	137,999	1,165,971

Net income applicable to common stockholders	(680,230)	508,861	159,071	1,326,671

Other comprehensive income
Foreign currency translation adjustment	456,780	(6,842)	976,226	25,188

Comprehensive income (loss)	$(223,450)	$993,180	$1,273,296	$2,517,830

Basic earnings (loss) per common share	$(0.02)	$0.02	$0.00	$0.05
Diluted earnings (loss) per common share	$(0.02)	$0.02	$0.00	$0.05

Weighted average number of common shares
outstanding
Basic	36,368,334	28,092,863	36,368,334	26,548,931
Diluted	36,368,334	56,295,779	67,918,795	49,882,001

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$296,989	$2,492,497
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	689,237	770,427
Share-based payment	719,439	-
Loss (gain) on disposal of fixed assets	9,491	2,355
Changes in assets and liabilities:
Accounts receivable	2,663	(194,938)
Inventory	(1,248,756)	(1,799,098)
Trade notes receivable	491,823	(448,518)
Other receivables	(72,699)	(45,987)
Advance payments	(525,026)	(3,172,068)
Prepaid expenses and other current assets	(664,690)	85,791
Accounts payable and accrued expenses	830,250	(510,297)
Income tax payable	60,258	156,885
Other current liabilities	55,352	65,490
Total adjustments	347,342	(5,089,958)

Net cash provided by (used in) operating activities	644,331	(2,597,461)

Cash flows from investing activities:
Advance payments for fixed assets	24,601	(1,425,485)
Additions to property and equipment	(3,648,505)	(619,447)
Proceeds from disposal of fixed assets	5,852	-
Acquisition of intangible assets – land use rights	(3,058,800)	-
Loan receivable	-	43,992

Net cash used in investing activities	(6,676,852)	(2,000,940)

Cash flows from financing activities:
Restricted cash	(2,851,076)	(776,541)
Issuance of trade notes payable	2,463,965	1,144,557
Proceeds from long-term debt	2,064,413	2,547,183
Additional paid-in capital	-	5,916,500

Net cash provided by financing activities	1,677,302	8,831,699

Effect of foreign currency translation on cash	65,044	23

Net increase (decrease) in cash and cash equivalents	(4,290,175)	4,233,321

Cash and cash equivalents and restricted cash – beginning	6,221,273	2,969,699

Cash and cash equivalents and restricted cash – ending	$1,931,098	$7,203,020

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

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing”) completed a reverse acquisition of Jpak Group Co., Ltd. (“Jpak Ltd.”), which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd., per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to Jpak Group, Inc. (“Jpak”). The transaction was regarded as a reverse merger whereby Jpak Ltd. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Jpak Ltd. Thus, Jpak Ltd. is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Jpak Ltd. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2006, Jpak Ltd. acquired 100% interest in Grand International Industrial Ltd. which was incorporated on August 4, 2006, in Hong Kong Special Administrative Region, the People’s Republic of China (“PRC”). In August 2006, Grand International acquired 88.23% interest in Qingdao Renmin Printing Co, Ltd (“Qingdao Renmin”), which was incorporated in May 2001 in the city of Qingdao, the People’s Republic of China. On July 3, 2007, Grand International acquired the remaining 11.77% interest in Qingdao Renmin. The consolidated financial statements reflect all predecessor statements of income and cash flows from the inception of Qingdao Renmin in August 2006. In October 2007, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin acquired 51% interest of Qingdao Delikang.

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (“Qingdao Likang”), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of December 31, 2010, approximately $7.1 million or 52.6% of total registered capital has been invested and the remaining $6.4 million of the registered capital will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Basis Of Presentation (continued)

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of June 30, 2010 and December 31, 2009 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of December 31, 2010 and June 30, 2010, the Company had restricted cash of $7,785,421 and $4,744,084, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,322,725 and $1,284,360 as of December 31, 2010 and June 30, 2010, respectively. The allowance was mainly made for a customer currently under bankruptcy restructuring and we estimate that chances to recover the outstanding allowance balance from this customer are remote.

Note 5 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31, 2010	June 30, 2010

Raw materials	$6,562,517	$6,595,076
Work in process	945,203	314,794
Finished goods	2,044,964	1,237,290
Parts and supplies	263,389	151,017

Total	$9,816,073	$8,298,177

Note 6 – Advance Payments

Advance payments as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Advance payments for inventory	$2,467,163	$1,287,924
Advance payments for equipment	1,821,895	2,382,545

Total	$4,289,058	$3,670,469

Note 7 – Property and Equipment

Property and equipment as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Buildings	$4,833,042	$4,673,651
Machinery and equipment	15,328,454	12,007,708
Machinery—capital lease	1,456,320	1,414,080
Subtotal	21,617,816	18,095,439
Less: Accumulated depreciation	10,277,228	9,425,588
	11,340,588	8,669,851
Add: Construction in progress	3,084,473	2,531,390

Total	$14,425,061	$11,201,241

Depreciation expenses for the three months ended December 31, 2010 and 2009 were $332,866 and $387,928, respectively. Depreciation expenses for the six months ended December 31, 2010 and 2009 were $668,746 and $770,427, respectively. For the six months ended December 31, 2010, amortization of machinery and equipment under capital lease included in depreciation expense was $90,326.

Note 8 – Intangible Assets

Intangible assets as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Land use rights	$3,125,989	$-
Less: accumulated amortization	(20,840)	-

Total	$3,105,149	$-

The intangible assets represent consideration payment and other expenditures for land use right of Qingdao Likang for a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended December 31, 2010 and 2009 was $15,350 and $-0-, respectively. For the six months ended December 31, 2010 and 2009 was $20,491 and $-0-, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Accounts payable	$2,830,200	$2,105,829
Accrued expenses	477,826	295,731

Total	$3,308,026	$2,401,560

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of December 31, 2010 and June 30, 2010 were $7,304,473 and $4,659,370, respectively.

Note 11 – Short-Term Bank Loans

Short term bank loans as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
On January 18, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
18, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$606,800	$589,200

On February 11, 2010, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by February
11, 2011. Interest is to be calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$2,427,200	$2,356,800

Total short-term bank loans	$3,034,000	$2,946,000

Note 12 – Long-Term Debt

Long term debt as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010,
as per the terms of the loan agreement.	$5,424,792	$4,439,622

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately
$1.4 million. The annual principal and interest payment is $411,548
and the term of the arrangement is four years. Refer to Note 18.	$1,068,362	$1,198,902

In December 2010, two other sale-leaseback agreements established on
November 27, 2009 went into effect, which represents financing
arrangement in the total amount of approximately $1.65 million, received in two allotments. The annual principal and interest payment is $467,593 and the term of the arrangement is four years.	$1,413,366	$-

Total	$7,906,520	$5,638,524

Less: Current portion of loans	3,020,347	2,184,459
Current portion of obligation under capital lease	879,418	404,950

Total Current portion	3,899,765	2,589,409

Total long-term portion	$4,006,755	$3,049,115

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

On August 9, 2007, Jpak became a party to the Note Purchase Agreement dated May 17, 2007 (the “NPA”). Pursuant to the NPA, Jpak issued Convertible Promissory Notes in the aggregate principal amount of $5.5 million to the Investors. As a result of the Share Exchange, and under the terms of the Notes and the NPA, the notes converted to the following: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share, convertible into an aggregate of 11,217,128 shares of common stock, par value $0.001 per share (the “Common Stock”), (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share until August 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which shall contain the same terms as the Series A Preferred Stock (other than conversion price), and will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants were exercisable until 90 days following the effective date of a registration statement registering for sale of shares of common stock underlying the securities issued in the financing. Finally, the Company also granted warrants to purchase 990,000 shares of common stock at an exercise price of $.50 per share and 750,000 shares of common stock at an exercise price of $.60 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

In connection with the exercise of the Series J Warrants, the term of Series A and Series B Warrants was extended from four years to six years, so that such warrants shall now expire on August 9, 2013. The extension of the term of the Series A and Series B Warrants was a condition of the exercise of the Series J Warrants and the subsequent issuance of the Series B Preferred stock (the “Series B financing”).  In this way, the conversion of Series A and Series B convertible Preferred Stock is deemed as “in the money” and therefore contains a beneficial conversion feature which amounted to $2,484,226 and $1,390,853, respectively, after allocation.

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the six months ended December 31, 2010 and 2009, the income tax expense was $303,937 and $567,362, respectively.

Note 14 – Income Taxes (continued)

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

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $311,879 and $246,986 for the six months ended December 31, 2010 and 2009, respectively.

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

Note 17 - Risk of Concentrations and Credit Risk

For the three months ended December 31, 2010 and 2009, five vendors accounted for approximately 68% and 78% of the Company’s purchases, respectively. Total purchases from these vendors were $12,858,675 and $9,949,685 for the three months ended December 31, 2010 and 2009, respectively.

For the three months ended December 31, 2010 and 2009, five customers accounted for approximately 61% and 63% of the Company’s revenue, respectively. Total sales to these customers were $10,121,722 and $8,326,864 for the three months ended December 31, 2010 and 2009, respectively.

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

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed the refinancing of its printing equipment. The equipment with book value of approximately $3.4 million was sold for approximately $1.4 million. The other two went into effect in December 2010. The equipment with book value of approximately $2.4 million was sold for approximately $1.65 million. The cash received was used towards the original invoice amount. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the three months ended December 31, 2010, the Company amortized $45,932 of the deferred loss into depreciation expense. A financing obligation in the amount of $2.5 million, representing the proceeds, has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement (continued)

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2011	439,709
2012	879,418
2013	879,418
2014	604,868
Total	$2,803,413

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

Basic EPS for the three months ended December 31, 2010 was computed as follows:

Net loss	$(680,230)
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed loss	$(680,230)

Basic earnings per share amount:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	(0.01)	0.00	0.00	0.00
Totals	$(0.01)	$0.00	$0.00	$0.00

Note 19 – Earnings Per Share (continued)

Diluted EPS for the three months ended December 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(680,230)	36,368,334	$(0.02)
Warrants	-	-	-
	(680,230)	36,368,334	$(0.02)
Series A preferred stock conversion	-	-	-
Series B preferred stock conversion	-	-	-
Series C preferred stock conversion	-	-	-
Diluted earnings for common stock	$(680,230)	36,368,334	$(0.02)

Basic EPS for the three months ended December 31, 2009 was computed as follows:

Net income	$1,000,022
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$1,000,022

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.02	0.04	0.03	0.01
Totals	$0.02	$0.04	$0.03	$0.01

Diluted EPS for the three months ended December 31, 2009 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$508,861	28,092,863	$0.02
Warrants	-	1,087,238	--
	508,861	29,180,101	$0.02
Series A preferred stock conversion	203,182	11,217,128	--
Series B preferred stock conversion	150,946	8,333,333	--
Series C preferred stock conversion	137,033	7,565,217	--
Diluted earnings for common stock	$1,000,022	56,295,779	$0.02

Note 19 – Earnings Per Share (continued)

Basic EPS for the six months ended December 31, 2010 was computed as follows:

Net income attributable to Jpak Group, Inc.	$297,070
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Undistributed earnings	$297,070

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.01	0.01	0.00
Totals	$0.00	$0.01	$0.01	$0.00

Diluted EPS for the six months ended December 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$159,071	36,368,334	$0.00
Warrants	-	-	-
	159,071	36,368,334	$0.00
Series A preferred stock conversion	49,063	11,217,128	-
Series B preferred stock conversion	36,449	8,333,333	-
Series C preferred stock conversion	52,487	12,000,000	-
Diluted earnings for common stock	$297,070	67,918,795	$0.00

Basic EPS for the six months ended December 31, 2009 was computed as follows:

Net income	$2,492,642
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$2,492,642

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.05	0.10	0.08	0.02
Totals	$0.05	$0.10	$0.08	$0.02

Note 19 – Earnings Per Share (continued)

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

Note 20 – Share Based Payments

On December 15, 2010, JPAK granted five-year options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of $0.20 per share to four of its key employees in accordance with the 2010 Equity Incentive Plan. All the options vested immediately upon issuance. The fair value of each option grant is estimated on the granted date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended December 31, 2010: expected volatility of 299.23 percent and risk-free interest rate of 2.11 percent.

Accordingly, an amount of $719,439 share based payments were charged against income as compensation costs in the three months ended December 31, 2010.

Note 21 – Supplemental Cash Flow Information

	Six Months Ended December 31,
	2010	2009

Cash paid for interest	$365,737	$253,402
Cash paid for income taxes	$317,808	$383,092

Note 22 – Subsequent Event

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months and six months ended December 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

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

On June 22, 2006, Jpak Group Co., Ltd (“Jpak Ltd.”) was incorporated in the Cayman Islands. In September 2006, Jpak Ltd. completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of Jpak Ltd.. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

On August 9, 2007, Rx Staffing completed a reverse acquisition of Jpak Ltd. and issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd., whereby Jpak Ltd. becomes a subsidiary of Rx Staffing. On the same day, Rx Staffing changed its corporate name to Jpak Group, Inc. (“Jpak”).

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (“Qingdao Likang”), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of December 31, 2010, approximately $7.1 million or 52.6% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.

Due to China’s new anti-monopoly laws, some of our larger competitors decreased the amounts of bundled products they offer, which may cause them to lower their prices. Recently we have seen more and more competition from the new entry of local suppliers as they are attracted by the relatively higher margin of this sector.  As a result of intensifying competition, our sales price and gross margin have been affected.

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

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour and has finished tests by one of our customers. The second one is being manufactured and can be provided to our clients in a couple of months.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG Combibloc (“SIG”), one of our primary competitors in China. We have achieved technology breakthroughs with our first SIG packaging line, which can produce packages for small customers.  Our second SIG packaging line is being manufactured and will be available for test use by our customers soon.  We continue to improve both quality and stability of these two new lines. We plan to add up to eight additional lines in the near future. Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

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

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in the middle of 2011. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended December 31, 2010 and 2009

Three Months Ended December 31	2010	2009
Sales	$16,658,221	$13,166,264
Cost of sales	$13,774,638	$10,031,204
Gross profit	$2,883,583	$3,135,060
Selling, general and administrative expenses	$3,307,261	$1,805,476
Other income (expense)	$(130,683)	$(5,127)
Income taxes	$125,906	$324,524
Non-controlling interest	$(37)	$(89)
Net income (loss)	$(680,267)	$999,933
Foreign currency translation adjustment	$456,780	$(6,842)
Comprehensive income (loss)	$(223,450)	$993,180

Sales. Total sales were approximately $16.7 million for the three months ended December 31, 2010 as compared with approximately $13.2 million for the three months ended December 31, 2009, an increase of approximately $3.5 million, or 26.5%. The increase of sales was mainly due to our continued sales and marketing efforts as well as the introduction of SIG packaging lines, which accounts for approximately $1.0 million of our additional sales.  Although the total sales volume increased in this period by nearly 32%, our revenue did not grow the same percentage because the sale price of our major products were cut down in order to maintain customers as a result of fierce competition.

Cost of Sales. Cost of sales for the three months ended December 31, 2010 was approximately $13.8 million, or 82.7% of sales, as compared with $10.0 million, or 76.2% of sales, for the three months ended December 31, 2009, an increase of approximately $3.8 million or 37.3%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 6.5% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. We can hardly impose controls on the cost of our major raw materials such as paper and plastic particles. Although we are trying to use material-saving techniques to cut down the portion of cost of sales, our efforts may be limited compared with the price increase of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the three months ended December 31, 2010 was approximately 17.3% as compared with 23.8% for the three months ended December 31, 2009, a decrease of 6.5%.

    Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $3.3 million for the three months ended December 31, 2010 as compared with approximately $1.8 million for the three months ended December 31, 2009, an increase of approximately $1.5 million, or 83.2%. The increase was mainly due to the increase of expenses for management incentive options vested in the three months ended December 31, 2010 and recorded as compensation costs amounted to approximately $0.7 million, the growing R&D expenses by approximately $0.3 million and the additional expenses occurring to Likang amounted to approximately $0.2 million.

Income tax.  Income tax was approximately $0.12 million for the three months ended December 31, 2010 as compared with approximately $0.32 million for the three months ended December 31, 2009, a decrease of approximately $0.2 million or 61.2% in accordance with the change of profit before tax.

               Net income (loss).  Net loss was approximately $(0.67) million for the three months ended December 31, 2010 as compared with net income of $1.0 million for the three months ended December 31, 2009, a decrease of approximately $1.67 million. The decrease in net income was primarily due to the reduction of gross profit and the increase in general and administrative expenses.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $456,780 for the three months ended December 31, 2010 compared with a loss of $(6,842) for the three months ended December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at RMB6.5920 to US$1.00 as compared with RMB6.8166 to US$1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended December 31, 2010 and 2009 were RMB6.6483 and RMB6.8360 to US$1.00.

Comprehensive income (loss). The comprehensive loss, which adds the currency adjustment to net income, was $(0.22) million for the three months ended December 31, 2010 as compared with comprehensive income $0.99 million for the three months ended December 31, 2009. The large amount of foreign currency translation adjustment was due to rapid appreciation of RMB. As a result, the comprehensive loss for the three months ended December 31, 2010 was largely reduced even though the net loss was higher.

Comparison of the six months ended December 31, 2010 and 2009

Six Months Ended December 31	2010	2009
Sales	$32,843,868	$29,728,184
Cost of sales	$26,399,795	$21,868,816
Gross profit	$6,444,073	$7,859,368
Selling, general and administrative expenses	$5,539,756	$4,693,819
Other income (expense)	$(293,986)	$(105,690)
Income taxes	$313,342	$567,362
Non-controlling interest	$(81)	$(145)
Net income (loss)	$296,989	$2,492,497
Foreign currency translation adjustment	$976,226	$25,188
Comprehensive income (loss)	$1,273,296	$2,517,803

Sales. Total sales were approximately $32.8 million for the six months ended December 31, 2010 as compared with approximately $29.7 million for the six months ended December 31, 2009, an increase of approximately $3.1 million, or 10.5%. The increase of sales was mainly due to our continued sales and marketing efforts as well as the introduction of SIG packaging lines, which accounts for approximately $2.2 million of our additional sales. Although the total sales volume increased in this period by nearly 15%, our revenue did not grow the same percentage because the sale price of our major products were cut down in order to maintain customers as a result of fierce competition.

Cost of Sales. Cost of sales for the six months ended December 31, 2010 was approximately $26.4 million, or 80.4% of sales, as compared with $21.9 million, or 73.6% of sales, for the six months ended December 31, 2009, an increase of approximately $4.5 million or 20.7%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 6.8% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. Although we try to use material-saving techniques to cut down the portion of cost of sales, our efforts may have limited effect as compared with the price increases of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the six months ended December 31, 2010 was approximately 19.6% as compared with 26.4% for the six months ended December 31, 2009, a decrease of 6.8%.

    Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5.5 million for the six months ended December 31, 2010 as compared with approximately $4.7 million for the six months ended December 31, 2009, an increase of approximately $0.8 million, or 18%. The increase was mainly due to the increase of expenses for management incentive options vested in the three months ended December 31, 2010 and recorded as compensation costs amounted to approximately $0.7 million.

 Income tax.  Income tax was approximately $0.3 million for the six months ended December 31, 2010 as compared with approximately $0.6 million for the six months ended December 31, 2009, a decrease of approximately $0.3 million or 44.8% in accordance with the change of profit before tax.

                 Net income.  Net income was approximately $0.3 million for the six months ended December 31, 2010 as compared with net income of $2.5 million for the six months ended December 31, 2009, a decrease of approximately $2.2 million, or 88.1%. The decrease in net income was primarily due to the decrease of gross profit and the rise of general and administrative expenses.

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

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $976,226 for the six months ended December 31, 2010 compared with a gain of $25,188 for the six months ended December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at RMB6.5920 to US$1.00 as compared with RMB6.8166 to US$1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2010 and 2009 were RMB6.7042 and RMB6.8194 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $1.3 million for the six months ended December 31, 2010 as compared with $2.5 million for the six months ended December 31, 2009. The large amount of foreign currency translation adjustment was due to rapid appreciation of RMB.  As a result, the comprehensive income for the six months ended December 30, 2010 was significantly improved even though the net profit was much lower.

Liquidity and Capital Resources

	For the six months ended December 31,
	2010	2009
Cash flow from operating activities	$644,331	$(2,597,461)
Cash flow from investing activities	(6,676,852)	(2,000,940)
Cash flow from financing activities	1,677,302	8,831,699

As of December 31, 2010, we had working capital totaling approximately $18.5 million, including cash and cash equivalents of $1.9 million.

   Net cash generated in operating activities was approximately $0.6 million for the six months ended December 31, 2010. This net cash generated was primarily due to the increase of accounts payable balances by approximately $0.8 million. Net cash used in operating activities was $2.6 million for the six months ended December 31, 2009 mainly due to the increase of advanced payment and inventory balances as a result of the increase in sales in the period.

   Net cash used in investing activities for the six months ended December 31, 2010 totaled $6.7 million primarily due to the purchase and advanced payments for property and equipment and the consideration paid for a land use right of Qingdao Likang. Net cash used in investing activities for the six months ended December 31, 2009 totaled $2.0 million primarily due to the purchase of property and equipment as well.

Net cash generated in financing activities for the six months ended December 31, 2010 was $1.7 million primarily due to the issuance of trade notes payable and the two new sale-leaseback transactions. Net cash generated in financing activities for the six months ended December 31, 2009 was $9.6 million primarily due to the issuance of trade notes payable, proceeds from additional borrowings from employees and the new financing in this period.

 Borrowings and Credit Facilities

    In January and February 2010 we have entered into two loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of December 31, 2010 and 2009 were approximately $3.0 million and $2.3 million, respectively, both of which bore an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January and February 2011 respectively. As of December 31, 2010, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

On November 27, 2009, the Company entered into three sale-leaseback agreements with International Far-eastern Leasing Co., Ltd, one of which went into effect after signing the agreements and accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $411,548 and the term of the arrangement is four years. The other two related to $1.65 million financing proceeds in total, received in two allotments, for their contracted purchase of equipment of approximately $2.4 million went into effect in December 2010, pursuant to which the Company will pay back principal and interest of $467,593 per annum in four years.

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

Critical Accounting Policies and Estimates

                 Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended June 30, 2010 for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2010.

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

Nevertheless, we would like to draw your attention to a number of remaining significant deficiencies with our internal controls, as described in our Form 10-K for the year ended June 30, 2010.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. After evaluation we believe these deficiencies are significant, but not material after taking into account our risk assessment and existing controls both at the entity and process levels.  The significant deficiencies identified in the Form 10-K for the year ended June 30, 2010 have been partially remediated due to the following:

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

2.
Although the Company does not have a Board with a majority of independent members and does not have an audit committee, it hired Mr. Wenjie Li as its independent director in July 2010.  The Company is also seeking additional independent members, including a qualified financial expert to fulfill the role of audit committee chairman.  Nevertheless, the Company cannot assure you of when it will identify a qualified candidate or when it will be able to form an independent audit committee.

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

Date:  February 11, 2011