Form 10-Q
period 2011-03-31
Jpak Group, Inc.
filed 2011-05-16
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 As of May 13, 2011 there were 36,368,334  shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets
	March 31,	June 30,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,448,202	$6,221,273
Restricted cash	9,447,730	4,744,084
Accounts receivable, net of allowance for doubtful accounts of $1,322,168	16,431,067	10,915,611
and $1,284,360 at March 31, 2011 and June 30, 2010, respectively
Inventory	8,919,857	8,298,177
Trade notes receivable	629,124	515,150
Other receivables	613,585	484,003
Advance payments	522,340	1,287,924
Prepaid expenses and other current assets	467,002	299,713
Total current assets	38,478,907	32,765,935

Property and equipment, net	14,352,429	11,201,241

Other noncurrent assets:
Advance payments – non current	1,673,408	2,382,545
Intangible assets, net	3,109,886	-
Deferred loss on sales of assets	2,051,564	1,899,277
Prepaid expenses	1,158,598	952,676

Total assets	$60,824,792	$49,201,674

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,365,950	$2,401,560
Trade notes payable	9,046,626	4,659,370
Short-term bank loans	3,054,000	2,946,000
Current portion of long-term debt	4,547,296	2,589,409
Income tax payable	376,880	127,169
Other current liabilities	128,084	167,728
Total current liabilities	21,518,836	12,891,236
Long-term debt	3,235,028	3,049,115
Total liabilities	24,753,864	15,940,351

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334shares issued and outstanding at March 31, 2011
and June 30, 2010, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,645	23,184,206
Retained earnings	2,658,373	1,776,028
Statutory reserves	1,551,089	1,551,089
Accumulated other comprehensive income	3,935,088	2,731,043
Total stockholders’ equity	35,961,903	33,156,074
Non-controlling interest	109,025	105,249
Total equity	36,070,928	33,261,323

Total liabilities and equity	$60,824,792	$49,201,674

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$19,705,508	$12,876,271	$52,549,376	$42,604,455

Cost of sales	16,694,942	10,125,261	43,094,737	31,994,077

Gross profit	3,010,566	2,751,010	9,454,639	10,610,378

Operating expenses
Selling, general and administrative	2,052,282	1,948,808	7,592,038	6,642,627

Incomefrom operations	958,284	802,202	1,862,601	3,967,751

Other income (expenses):
Interestincome,net	(217,268)	(104,741)	(523,595)	(296,797)
Non-operatingincome, net	9,286	228	21,627	86,594

Total other income (expenses)	(207,982)	(104,513)	(501,968)	(210,203)

Income before provision for income taxes	750,302	697,689	1,360,633	3,757,548

Provision for income taxes	165,027	143,148	478,369	710,510

Netincome	585,275	554,541	882,264	3,047,038

Less: net loss attributable to non-controlling interest	-	(149)	(81)	(294)

Net income attributable to Jpak Group, Inc.	585,275	554,690	882,345	3,047,332

Undistributed income attributable to preferred
stockholders	313,396	257,672	472,467	1,379,110

Net income attributable to common
Stockholders	271,879	297,018	409,878	1,668,222

Basic earnings per common share	$0.01	$0.01	$0.01	$0.05
Diluted earnings per common share	$0.01	$0.01	$0.01	$0.05

Weighted average number of common shares
Outstanding
Basic	36,368,334	36,368,334	36,368,334	31,489,511
Diluted	67,918,795	68,442,656	68,287,451	57,651,605

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$585,275	$554,541	$882,264	$3,047,038

Other comprehensive income
Foreign currency translation adjustment	228,533	8,012	1,207,902	33,643

Total other comprehensive income	228,533	8,012	1,207,902	33,643

Comprehensive income	813,808	562,553	2,090,166	3,080,681

Comprehensive income attributable to the
noncontrolling interest	(714)	(1)	(3,857)	(444)

Comprehensive income attributable to Jpak Group, Inc.	$813,094	$562,552	$2,086,309	$3,080,237

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$882,264	$3,047,038
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,039,053	1,168,485
Share-based payment	719,439	-
Loss on disposal of fixed assets	9,557	2,355
Changes in assets and liabilities:
Accounts receivable	(5,031,544)	(2,201,790)
Inventory	(312,274)	(3,121,290)
Trade notes receivable	(93,531)	(942,425)
Other receivables	(110,008)	(99,430)
Advance payments	1,558,161	(741,029)
Prepaid expenses and other current assets	(156,534)	188,026
Accounts payable and accrued expenses	1,854,723	507,918
Income tax payable	60,678	135,517
Other current liabilities	(45,041)	99,391
Total adjustments	(507,321)	(5,004,272)

Net cash provided by (used in) operating activities	374,943	(1,957,234)

Cash flows from investing activities:
Advance payments for fixed assets	24,772	(1,656,081)
Additions to property and equipment	(3,795,651)	(784,748)
Proceeds from disposal of fixed assets	5,892	-
Acquisition of intangible assets – land use rights	(3,080,127)	-

Net cash used in investing activities	(6,845,114)	(2,440,829)

Cash flows from financing activities:
Restricted cash	(4,455,568)	549,069
Issuanceof trade notes payable	4,147,413	126,246
Proceeds from short-term bank loans	-	586,560
Proceeds from long-term debt	1,905,378	2,990,884
Additional paid-in capital	-	5,916,500

Net cash provided by financing activities	1,597,223	10,169,259

Effect of foreign currency translation on cash	99,877	7,890

Net increase (decrease) in cash and cash equivalents	(4,773,071)	5,779,086

Cash and cash equivalents–beginning	6,221,273	2,969,699

Cash and cash equivalents–ending	$1,448,202	$8,748,785

Supplemental schedule of non cash activities
Deferred loss—sale leaseback	$217,740	$-

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

On August 9, 2007, Rx Staffing Inc. (“Rx Staffing”) completed a reverse acquisition of Jpak Group Co., Ltd., (“Jpak Ltd.”) which was incorporated in the Cayman Islands on June 22, 2006. To accomplish the exchange of shares Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd., per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones. Rx Staffing was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Rx Staffing changed the name to Jpak Group, Inc.(“Jpak”). The transaction was regarded as a reverse merger whereby Jpak Ltd. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Jpak Ltd. Thus, Jpak Ltd. is the continuing entity for financial reporting purposes. The financial statements have been prepared as if JpakCo. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Basis Of Presentation (continued)

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. (see Note 22)

Interim Financial Statements

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

Reclassification

Certain amounts as of June 30, 2010 and March 31, 2010 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of March 31, 2011 and June 30, 2010, the Company had restricted cash of $9,447,730 and $4,744,084, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,322,168 and $1,284,360 as of March 31, 2011 and June 30, 2010, respectively. The allowance was mainlymade for a customer currently under bankruptcy restructuring and we estimate that chances to recover the outstanding allowance balance from this customer are remote.

Note 5 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, as of March 31, 2011 and June 30, 2010 consists of the following:

	March 31, 2011	June 30,2010

Raw materials	$6,507,928	$6,595,076
Work in process	423,914	314,794
Finished goods	1,679,222	1,237,290
Parts and supplies	308,793	151,017

Total	$8,919,857	$8,298,177

Note 6 – Advance Payments

Advance payments as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30,2010

Advance payments for inventory	$522,340	$1,287,924
Advance payments for equipment	1,673,408	2,382,545
Total	$2,195,748	$3,670,469

Note 7 – Property and Equipment

Property and equipment as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Buildings	$4,864,901	$4,673,651
Machinery and equipment	15,512,571	12,007,708
Machinery—capital lease	2,076,720	1,414,080
Subtotal	22,454,192	18,095,439
Less: Accumulated depreciation	10,639,547	9,425,588
	11,814,645	8,669,851
Add: Construction in progress	2,537,784	2,531,390

Total	$14,352,429	$11,201,241

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $334,198 and $398,058, respectively. Depreciation expenses for the nine months ended March 31, 2011 and 2010 were $1,002,944 and $1,168,485, respectively. For the nine months ended March 31, 2011 and 2010, amortization of machinery and equipment under capital lease included in depreciation expense was $136,434 and $-0-, respectively.

Note 8 – Intangible Assets

Intangible assets as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Land use rights	$3,146,596	$-
Less: accumulated amortization	36,710	-

Total	$3,109,886	$-

The intangible assets represent consideration payment and other expenditures for land use right of Qingdao Likang for a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended March 31, 2011 and 2010 was $15,618 and $-0-, respectively. For the nine months ended March 31, 2011 and 2010 was $36,109 and $-0-, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Accounts payable	$3,708,387	$2,105,829
Accrued expenses	657,563	295,731
Total	$4,365,950	$2,401,560

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of March 31, 2011 and June 30, 2010 were $9,046,626 and $4,659,370, respectively.

Note 11 – Short-Term Bank Loans

Short-term bank loans as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010

On January 18, 2010, the Company obtained a loan from QingdaoCity
Commercial Bank. The principal was paid in full on January18, 2011.
Interest was calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$-	$589,200

On February 11, 2010, the Company obtained a loan from QingdaoCity
Commercial Bank. The principal was paid in full on February11, 2011.
Interest was calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$-	$2,356,800

On January 14, 2011, the Company obtained a loan from Qingdao City
Commercial Bank. The principal is to be paid in full by January
14, 2012. Interest is calculated using an annual fixed rate of 5.08375%
andpaid monthly. The loan is secured by the company's property.	$610,800	$-

On January 18, 2011, the Company obtained a loan from QingdaoCity
Commercial Bank. The principal is to be paid in full by January 18, 2012. Interest is calculated using an annual fixed rate of 5.08375%and paid monthly. The loan is secured by the company's property.	$1,221,600	$-

On January26, 2011, the Company obtained a loan from QingdaoCity
Commercial Bank. The principal is to be paid in full by January26, 2012.
Interest is calculated using an annual fixed rate of 5.08375%
andpaid monthly. The loan is secured by the company's property.	$1,221,600	$-

Total short-term bank loans	$3,054,000	$2,946,000

Note 12 – Long-Term Debt

Long term debt as ofMarch 31, 2011 and June 30, 2010consist of the following:

	March 31,	June 30,
	2011	2010
The Company obtained loans from employees, upon whichinterest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until May 31, 2010,
as per the terms of the loan agreement.	$5,437,647	$4,439,622

Note 12 – Long-Term Debt (continued)

	March 31,	June 30,
	2011	2010
On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately
$2.08 million. The annual principal and interest payment is $597,487
and the term of the arrangement is four years. Refer to Note 18.	$1,540,932	$1,198,902

In December 2010, two other sale-leaseback agreements established on
November 27, 2009 went into effect, which represents financing
arrangement in the total amount of approximately $1.05 million, received in two allotments. The annual principal and interest payment is $298,063 and the term of the arrangement is four years.	$803,745	$-

Total	$7,782,324	$5,638,524

Less:Current portion of loans	3,661,746	2,184,459
Current portion of obligation under capital lease	885,550	404,950

Total Current portion	4,547,296	2,589,409

Total long-term portion	$3,235,028	$3,049,115

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

On August 9, 2007, Jpak became a party to the Note Purchase Agreement dated May 17, 2007 (“NPA”). Pursuant to the NPA,Jpak issued Convertible Promissory Notes in the aggregate principal amount of $5.5 million to the Investors. As a result of the Share Exchange, and under the terms of the Notes and the NPA, the notes converted to the following: (i) 5,608,564 shares of the Company’s Series A Convertible Preferred Stock, par value $.0001 per share, convertible into an aggregate of 11,217,128 shares of common stock, par value $0.001 per share (the “Common Stock”), (ii) Series A Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.60 per share untilAugust 2011 (the “Series A Warrants”), (iii) Series B Warrants to purchase an aggregate of 5,500,000 shares of Common Stock (subject to adjustment) at an exercise price of $.70 per share until August 2011 (the “Series B Warrants”) and (iv) Series J Warrants to purchase (a) an aggregate of 5,000,000 shares of Series B Preferred Stock, which shall contain the same terms as the Series A Preferred Stock (other than conversion price), and will be convertible into 8,333,333 shares of the Company’s Common Stock, (b) Series C Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.72 per share (the “Series C Warrants”) and (c) Series D Warrants to purchase an aggregate of 4,166,667 shares of Common Stock (subject to adjustment) at an exercise price of $.84 per share (the “Series D Warrants” and together with the Series A Warrants, Series B Warrants and Series C Warrants, the “Warrants”). The Series J Warrants were exercisable until 90 days following the effective date of a registration statement registering for sale of shares of common stock underlying the securities issued in the financing. Finally, the Company also granted warrants to purchase 990,000 shares of common stock at an exercise price of $.50 per share and 750,000 shares of common stock at an exercise price of $.60 per share to the placement agent in the financing transaction. These warrants have the same terms as the Series A and Series B Warrants, except that they contain a “cashless” exercise provision.

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the nine months ended March 31, 2011 and 2010, the income tax expense was $478,369 and $710,510, respectively.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued CaiShui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $350,489 and $355,380 for the nine monthsended March 31, 2011 and 2010, respectively.

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

Note 17 - Risk of Concentrations and Credit Risk

For the nine months ended March 31, 2011 and 2010, five vendors accounted for approximately 74% and 72% of the Company’s purchases, respectively. Total purchases from these vendors were $38,825,494 and $33,018,556 for thenine months ended March 31, 2011 and 2010, respectively.

Note 17 - Risk of Concentrations and Credit Risk (continued)

For the nine months ended March 31, 2011 and 2010, five customers accounted for approximately 68% and 63% of the Company’s revenue, respectively. Total sales to these customers were $35,896,674 and $27,009,278 for the nine months ended March 31, 2011 and 2010, respectively.

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

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed two of them for the refinancing of its printing equipment. The equipment with book value of approximately $4.2 million was sold for approximately $2.08 million. The other one went into effect in June 2011. The equipment with book value of approximately $1.45 million was sold for approximately $1.05 million. The cash received was used towards the original invoice amount. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the three months ended March 31, 2011, the Company amortized $49,353 of the deferred loss into depreciation expense. A financing obligation in the amount of $2.34 million, representing the proceeds, has been recorded under long-term debt in the Company’s balance sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2011	$146,872
2012	885,550
2013	885,550
2014	609,086
Total	$2,527,057

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

Note 19 – Earnings Per Share (continued)

Basic EPS for the three months ended March 31, 2011 was computed as follows:

Net income attributable to Jpak Group, Inc.	$585,275
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed income	$585,275

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.01	0.01
Totals	$0.01	$0.02	$0.01	$0.01

Diluted EPS for the three months ended March 31, 2011was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$313,396	$36,368,334	$0.01
Warrants	-	-	-
	313,396	36,368,334	$0.01
Series A preferred stock conversion	96,661	11,217,128	-
Series B preferred stock conversion	71,811	8,333,333	-
Series C preferred stock conversion	103,407	12,000,000	-
Diluted earnings for common stock	$585,275	$67,918,795	$0.01

Basic EPS for the three months endedMarch 31, 2010was computed as follows:

Net income attributable to Jpak Group, Inc.	$554,690
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$554,690

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.01	0.01
Totals	$0.01	$0.02	$0.01	$0.01

Note 19 – Earnings Per Share (continued)

Diluted EPS for the nine months ended March 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$297,018	36,368,334	$0.01
Warrants	-	523,861	-
	297,018	36,892,195	$0.01
Series A preferred stock conversion	91,610	11,217,128	-
Series B preferred stock conversion	68,058	8,333,333	-
Series C preferred stock conversion	98,004	12,000,000	-
Diluted earnings for common stock	$554,690	68,442,656	$0.01

Basic EPS for the nine months ended March 31, 2011 was computed as follows:

Net income attributable to Jpak Group, Inc.	$882,345
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Undistributed earnings	$882,345

Basic earnings per share amounts
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.03	0.02	0.01
Totals	$0.01	$0.03	$0.02	$0.01

Diluted EPS for the nine months ended March 31, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$472,467	$36,368,334	$0.01
Options	-	368,656	-
	472,467	36,736,990	$0.01
Series A preferred stock conversion	145,724	11,217,128	-
Series B preferred stock conversion	108,260	8,333,333	-
Series C preferred stock conversion	155,894	12,000,000	-
Diluted earnings for common stock	$882,345	68,287,451	$0.01

Note 19 – Earnings Per Share (continued)

Basic EPS for the nine months ended March 31, 2010was computed as follows:

Net income attributable to Jpak Group, Inc.	$3,047,332
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2009 earnings	$3,047,332

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.05	0.11	0.09	0.03
Totals	$0.05	$0.11	$0.09	$0.03

        Diluted EPS for the nine months ended March 31, 2010was computed as follows using the If-Converted Method:

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

Note 20 – Share Based Payments

On December 15, 2010, JPAK granted five years options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of $0.20 per share to four of its key employees in accordance with the 2010 Equity Incentive Plan. All the options vested immediately upon issuance. The fair value of each option grant is estimated on the granted date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended March 31,2011: expected volatility of 299.23 percent and risk-free interest rate of 2.11 percent.

Accordingly, an amount of $719,439 sharebased payments were charged against income ascompensation costs in the nine months ended March 31, 2011.

Note 21 – Supplemental CashFlow Information

	Nine Months Ended March 31,
	2011	2010

Cash paid for interest	$413,035	$446,551
Cash paid for income taxes	$387,019	$547,609

Note 22 – Subsequent Events

OnMay 9, 2011, Dongliang (Frank) Su resigned as the Company’s Acting Chief Financial Officer, although he will maintain his position as one of the Company’s financial advisors. Mr. Su tendered his resignation voluntarily and not as a result of any dispute or disagreement between the Company. On that same day, we appointed Yongbo (Esther) Wang as Chief Financial Officer.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months and nine months ended March 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

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

On June 22, 2006, Jpak Group Co., Ltd (“Jpak Ltd.”) was incorporated in the Cayman Islands In September 2006, Jpak Ltd. completed the acquisition of 88.23% of the equity interest in Qingdao Renmin through Grand International, the 100% owned subsidiary of JpakLtd.. In July 2007, Grand International completed the acquisition of the remaining 11.77% of the state-owned equity interest and now owns 100% of the equity interest of Qingdao Renmin.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended March 31,2011and2010

Three Months Ended March 31	2011	2010
Sales	$19,705,508	$12,876,271
Cost of sales	$16,694,942	$10,125,261
Gross profit	$3,010,566	$2,751,010
Selling, general and administrative expenses	$2,052,282	$1,948,808
Other income (expense)	$(207,982)	$(104,513)
Income taxes	$165,027	$143,148
Non-controlling interest	$-	$(149)
Net income	$585,275	$554,690
Foreign currency translation adjustment	$227,819	$8,011
Comprehensive income	$813,094	$562,701

Sales. Total sales were approximately $19.7 million for the three months ended March 31, 2011 as compared with approximately $12.9 million for the three months ended March 31, 2010, an increase of approximately $6.8 million, or 52.7%. The increase of sales was mainly due to our continued sales and marketing efforts to locate and the new customers also contributed to the sales growth.  With our competitive pricing advantage, we have added 3 new domestic customers in this quarter which accounted for 0.47% of total revenue.

Cost of Sales. Cost of sales for the three months ended March 31, 2011 was approximately $16.7 million, or 84.8% of sales, as compared with $10.1 million, or 78.3% of sales, for the three months ended March 31, 2010, an increase of approximately $6.6 million or 65.3%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 6.5% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. We can hardly impose controls on the cost of our major raw materials such as paper and plastic particles. Although we are trying to use material-saving techniques to cut down the portion of cost of sales, our efforts may be limited compared with the price increase of certain raw materials.

Gross profit.As a result of the increase in the percentage of cost of sales,the gross profit margin for the three months ended March 31, 2011 was approximately 15.3% as compared with 21.4% for the three months ended March 31, 2010, a decrease of 6.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2.1 million for the three months ended March 31, 2011 as compared with approximately $2.0 million for the three months ended March 31, 2010, an increase of approximately $0.1 million, or 5.0%. The slight increase was mainly due to   the growing repair expenses and social welfare expenses by approximately $0.13million and the additional expenses occurring to Likang amounted to approximately $0.1 million.

Income tax.  Income tax was approximately $0.17 million for the three months ended March 31, 2011 as compared with approximately $0.14 million for the three months ended March 31, 2010, an increase of approximately $0.03 million or 21.4% in accordance with the change of profit before tax.

Net income.  Net income was approximately $0.59 million for the three months ended March 31, 2011 as compared with net income$0.55 million for the three months ended March 31, 2010, an increase of approximately $0.04 million. The small increase in net income was primarily due to the shrink of gross profit and the sight rise of general and administrative expenses.

Foreign currency translation adjustment.Our reporting currency is the US dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $227,819 for the three months ended March 31, 2011 compared with $8,011 for the three months ended March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at RMB6.54879 to US$1.00 as compared with RMB6.81663 to US$1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2011 and 2010 were RMB6.58940 and RMB6.81896 to US$1.00.

Comprehensive income.The comprehensive income, which adds the currency adjustment to net income, was $0.81 million for the three months ended March 31, 2011 as compared with comprehensive income$0.56 million for the three months ended March 31, 2010. The large amount of foreign currency translation adjustment was due to rapid appreciation of RMB. As a result, the comprehensive income for the three months ended March 31, 2011 was slightly increased.

Comparison of the nine months ended March 31,2011and 2010

Nine Months Ended March 31	2011	2010
Sales	$52,549,376	$42,604,455
Cost of sales	$43,094,737	$31,994,077
Gross profit	$9,454,639	$10,610,378
Selling, general and administrative expenses	$7,592,038	$6,642,627
Other income (expense)	$(501,968)	$(210,203)
Income taxes	$478,369	$710,510
Non-controlling interest	$(81)	$(294)
Net income (loss)	$882,345	$3,047,332
Foreign currency translation adjustment	$1,204,045	$32,905
Comprehensive income (loss)	$2,086,309	$3,080,237

Sales. Total sales were approximately $52.5 million for the nine months ended March 31, 2011 as compared with approximately $42.6 million for the nine months ended March 31, 2010, an increase of approximately $9.9 million, or 23.2%. The increase of sales was mainly due to our continued sales and marketing efferts to locate and the new customers also contributed to the sales growth.  With our competitive pricing advantage, we have added 9 new domestic customers in this quarter which accounted for 0,47% of total revenue.

Cost of Sales. Cost of sales for the nine months ended March 31, 2011 was approximately $43.1 million, or 82.1% of sales, as compared with $32.0 million, or 75.1% of sales, for the nine months ended March 31, 2010, an increase of approximately $11.1 million or 34.7%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 7.0% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. We can hardly impose controls on the cost of our major raw materials such as paper and plastic particles. Although we try to use material-saving techniques to cut down the portion of cost of sales, our efforts may be limited compared with the price increase of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales,the gross profit margin for the nine months ended March 31, 2011 was approximately 18.0% as compared with 24.9% for the nine months ended March 31, 2010, a decrease of 6.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $7.6 million for the nine months ended March 31, 2011 as compared with approximately $6.6 million for the nine months ended March 31, 2010, an increase of approximately $1.0 million, or 15.2%. The increase was mainly due to the increase of expenses for management incentive options vested in December 31, 2010 and recorded as compensation costs amounted to approximately $0.7 million.

Income tax.  Income tax was approximately $0.48 million for the nine months ended March 31, 2011 as compared with approximately $0.71 million for the nine months ended March 31, 2010, a decrease of approximately $0.23 million or 32.4% in accordance with the change of profit before tax.

Net income.  Net income was approximately $0.88 million for the nine months ended March 31, 2011 as compared with net income of $3.05 million for the nine months ended March 31, 2010, a decrease of approximately $2.17 million, or 71.1%. The decrease in net income was primarily due to the decrease of gross profit and the rise of general and administrative expenses.

Foreign currency translation adjustment.Our reporting currency is the US dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $1,203,964 for the nine months ended March 31, 2011 compared with a gain of $32,905 for the nine months ended March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at RMB6.54879 to US$1.00 as compared with RMB6.81668 to US$1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended March 31, 2011 and 2010 were RMB6.65779 and RMB6.81942 to US$1.00.

Comprehensive income.The comprehensive income, which adds the currency adjustment to net income, was $2.1 million for the nine months ended March 31, 2011 as compared with $3.1 million for the nine months ended March 31, 2010. The large amount of foreign currency translation adjustment was due to rapid appreciation of RMB.  As a result, the comprehensive income for the nine months ended March 31, 2011 was significantly improved even though the net profit was much lower.

Liquidity and Capital Resources

	For the nine months ended March 31,
	2011	2010
Cash flow from operating activities	$374,943	$(1,957,234)
Cash flow from investing activities	(6,845,114)	(2,440,829)
Cash flow from financing activities	1,597,223	10,169,259

              As of March 31, 2010, we had working capital totaling approximately $17 million, including cash and cash equivalents of $1.4 million.

  Net cash generated in operating activities was approximately $0.37 million for the nine months ended March 31, 2011. This net cash generated was primarily due to the decrease of accounts receivable balances by approximately $5 million and increase of advanced payment and accounts payable balances by approximately$1.6 million and $1.8 million respectively. Net cash used in operating activities was $2.0 million for the nine months ended March 31, 2010. This net cash used was primarily due to the increase of accounts receivable and inventory balances by approximately $5.3 million as a result of the increase in sales.

Net cash used in investing activities for the nine months ended March 31, 2011 totaled $6.8 million primarily due to the purchase and advanced payments for property and equipment and the consideration paid for a land use right of Qingdao Likang. Net cash used in investing activities for the nine months ended March 31, 2010 totaled $2.4 million primarily due to the purchase of property and equipment as well.

Net cash generated in financing activities for the nine months ended March 31, 2011 was $1.6 million primarily due to the issuance of trade notes payable and the two new sale-leaseback transactions. Net cash generated in financing activities for the nine months ended March 31, 2010 was $10.2 million primarily due to the issuance of trade notes payable, proceeds from additional borrowings from employees and the new financing in this period.

 Borrowings and Credit Facilities

In January and February 2011 we have entered into two loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of March 31, 2011 and 2010 were approximately $3.05 million and $2.9 million, respectively, both of which born an average interest rate of 5.08375% per annum. Secured by properties and equipment of QindaoRenmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January and February 2012 respectively. As of December 31, 2010, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

            On November 27, 2009, the Company entered into three sale-leaseback agreements with International Far-eastern Leasing Co., Ltd, two of which were completed after signing the agreements and accounted for as a financing arrangement in the amount of approximately $2.08 million. The annual principal and interest payment is $597,487 and the term of the arrangement is four years. The other one related to $1.05 million financing proceeds, received in one allotment, for the contracted purchase of equipment of approximately $1.45 million went into effect in June 2011, pursuant to which the Company will pay back principal and interest of $298,063 per annum in four years.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s 2010 10-K for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2010.

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

JPAK GROUP, INC.

By:	/s/ Yijun Wang
Yijun Wang Chief Executive Officer,
President & Director

By:	/s/ Yongbo Wang
Yongbo (Esther) Wang Chief Financial Officer

Date:  May 13, 2011