Form 10-K
period 2011-06-30
Jpak Group, Inc.
filed 2011-09-28
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐   No ☑

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐   No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,134,000.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 27, 2011 was 36,368,334, 5,608,564 shares of the Registrant’s Series A Preferred, 5,000,000 shares of Series B Preferred and 12,000,000 shares of Series C Preferred Stock.

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

On August 9, 2007, Rx Staffing completed a reverse acquisition of Jpak Group Co., Ltd. (“Jpak Ltd.”).  Prior to the acquisition, Rx Staffing was a public shell company, as defined in Rule 12b-2 of the Exchange Act.  To accomplish the share exchange Rx Staffing issued 23,005,000 shares of common stock on a one to one ratio for a 100% equity interest in Jpak Ltd. Pursuant to the share exchange, Jpak Ltd. became our wholly owned subsidiary.  Per the terms of the Share Exchange and Bill of Sale of assets of Rx Staffing and Shaun Jones, Rx Staffing was delivered with zero assets and zero liabilities at time of closing. The transaction was regarded as a reverse merger whereby Jpak Ltd. was considered to be the accounting acquirer as its shareholders retained control of RX Staffing after the exchange.  Although Rx Staffing is the legal parent company, the share exchange was treated as a recapitalization of Jpak Ltd.  Thus, Jpak Ltd. is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Jpak Ltd. had always been the reporting company and then on the date of the share exchange, had changed its name to Jpak Group, Inc. and reorganized its capital stock.  We function as a holding company and, through our subsidiaries, own 100% equity interest in Qingdao Renmin Printing Co, Ltd (“Qingdao Renmin”), our operating subsidiary.

Jpak Group, Inc.

Qingdao Renmin is located in Qingdao, Shandong Province of the People’s Republic of China, and commenced operations in China in 1958 as a state-owned, traditional printing and packaging company. In 2004, our management completed the buyout of 88.23% of state-owned equity interest in Qindao Renmin; in the same year, Qingdao Renmin started developing aseptic liquid food and beverage cartons which was launched in the China market in 2005.

Jpak Ltd. was incorporated in the Cayman Islands on June 22, 2006 under the name Winner Dragon Limited; it changed the name to “Jpak Group Co., Ltd.” on September 18, 2006.  In September 2006, Jpak Ltd. acquired 88.23% equity interest in Qingdao Renmin through Grand International Industrial Limited (“Grand International”), the 100% owned subsidiary of Jpak Ltd. As a result of the acquisition, Qingdao Renmin became the majority owned subsidiary of Grand International and an indirect majority owned subsidiary of Jpak Ltd. The transaction was regarded as a reverse merger whereby Qingdao Renmin was considered to be the accounting acquirer as both Grand International and Jpak Ltd. were holding companies with no significant operations and Qingdao Renmin continues as the primary operating entity even after the exchange, although Jpak Ltd. is the legal parent company.  Thus, Jpak Ltd. is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Jpak Ltd. had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.   Furthermore, in July 2007, Grand International purchased the remaining 11.77% state-owned equity interest in Qingdao Renmin and now owns 100% equity interest in Qingdao Renmin. Substantially, all of our operations are conducted in China through Qingdao Renmin.

The Share Exchange and the Financing in 2007

On August 9, 2007, Rx Stuffing entered into and consummated the transactions contemplated (the “Share Exchange”) under a Securities Exchange Agreement (the “SEA”) by and among Rx Stuffing, Jpak Ltd., and the shareholders of Jpak Ltd.  (namely Joyrich Group Limited, a British Virgin Islands (“BVI”) company, Fabregas Group Limited, a BVI company, Statepro Investments Ltd., a BVI company, Raytech Investments Limited, a BVI company, and Capital American Markets Limited, a BVI company), pursuant to which all the shares of Jpak Ltd. were transferred to Rx Stuffing and Jpak Ltd. became a wholly-owned subsidiary of Rx Stuffing, and at the same time the shareholders of Jpak Ltd. were issued 23,005,000 shares of common stock of Rx Stuffing, which represented 64.4% of all the issued and outstanding shares of Rx Stuffing’s  common stock (assuming conversion of the preferred stock described below) following the Share Exchange and the financing described below. On the same day, Rx Stuffing changed its name to Jpak Group, Inc. The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction was reflected to Jpak’s operations.

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

2009 Financing

On November 3, 2009, we entered into a Securities Purchase Agreement with one investor. Pursuant to the Purchase Agreement, we issued and sold to the Investor 12,000,000 units of our securities at a price of $0.50 per unit and we received net proceeds of $5,916,500. Each unit consists of (i) one (1) share of our Series C Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock, and (ii) a one-half Series E Warrant and one-half Series F Warrant.  Each whole Series E Warrant may be exercised to purchase one share of common stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of common stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the Offering, we paid $30,000 to Tripoint Global Equities, LLC, who acted as placement agent in the Offering.

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

 We have successfully developed packaging materials which can be used in the filling machines created by SIG Combibloc (the “SIG”), one of our primary competitors in China. Currently, we have two SIG production lines and are only able to produce small packages. We continue to improve both quality and stability of these existing production lines and are planning to add up to eight additional SIG packaging lines in the near future.  We believe that these new lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

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

Competition

China Market

The aseptic liquid food and beverage carton market in China is dominated by Tetra Pak International S.A. (“Tetra Pak”), followed by SIG Combibloc (“SIG”), both multi-national suppliers with a combined 90% of the market share in China. Tetra Pak provides packaging materials, packaging machines and processing solutions for the food and beverage industries. Worldwide, it is the dominant market leader in these industries. SIG is a Swiss public company that provides food and beverage carton and plastic bottle packaging materials and filling machines. In 2009, it had worldwide sales of approximately 1.26 billion Euros. Domestic suppliers in China currently have an estimated 10% of the China aseptic carton market and have been gaining market shares from Tetra Pak and SIG. These gains have been primarily due to domestic suppliers’ lower offering price with comparable products. While domestic suppliers have penetrated the non-carbonated soft drink carton market, the higher growth milk carton market continues to be dominated by Tetra Pak and SIG.

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

Our Competitive Strengths

Leveraging our competitive strengths, we believe that we have established ourselves as a leader among domestic suppliers in China and are in a strong position to challenge the dominant market positions held by other suppliers. We are penetrating the aseptic carton market and expect to take increasing market shares within the next few years. Our competitive strengths include:

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

Intellectual Property

We develop our own proprietary product and process technologies for the aseptic carton packaging materials. We have filed a total of 45 patents on material structure, production equipment fixtures, testing equipment and have been granted 30 patents with another 8 pending. Our 22 issued patents will expire between April 2015 and May 2111. We plan to renew all of the patents before expiration.

We have submitted 6 registered trademark applications, four of which has been accepted by the State Administration for Industry and Commerce of China while the other two are still pending.

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

General Specification on the Manufacturing License of Food Packaging, Vessel, Tools and Other Products

Pursuant to the General Specification on the Manufacturing License of Food Packaging, Vessel, Tools and Other Products, or General Specification, promulgated by AQSIQ on July 18, 2006 and came into enforcement on the same day, the food and beverage packaging products must meet certain quality standards and the operators of the food packaging shall obtain a Manufacturing License from the AQSIQ. Such General Specification sets forth the detailed examination and approval procedures for applying the Manufacturing License, which include five steps to obtain the license: (i) preliminary examination at the local counterpart of AQSIQ, (ii) testing manufacturing, (iii) on-the-spot verification, (iv) examination of sample product, and (v) the final approval and issuance of the license. We have obtained the Manufacturing License issued by AQSIQ in April 2007.

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

Research and Development

Development focus.

Our research and development effort focuses on developing proprietary technology in aseptic packaging materials and liquid filling machines to meet the growing market demand. Our research and development expenditures were approximately $1.4 million and $1.9 million for the fiscal years ended June 30, 2011 and 2010, respectively.

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

Projects and partnerships.

We currently have 24 research and development projects ongoing, 10 of which are classified as “Focused Innovative Technology Development Projects” by Qingdao City. We have formed numerous strategic research and development partnerships with educational institutions, research institutions, material suppliers, machinery builders and liquid food and beverage manufacturers.

Product Pipeline.

We have a continuous pipeline for (i) new products for aseptic liquid food and beverage carton packaging materials, (ii) current product extension and (iii) new product.  In our efforts to develop our own line of liquid food and beverage filling machines, our first filling machine can run at approximately 12,000 packages output per hour and has been tested by one of our customers. Our second packaging line was installed and has begun production  and expect to put it into the experimental stage by March 2012.

In addition, we successfully developed packaging materials which can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first two SIG packaging lines, which can produce packages for small customers.  Despite this initial success, there is still significant room for improvement in terms of both quality and stability.  We have invested approximately $300,000 of additional funds to continue the development and improvement of our new SIG packaging lines.  We plan to add up to eight additional lines in the near future. Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Employees

As of June 30, 2011, we had 417 employees, consisting of 284 in manufacturing and operation, 39 in research and development, 30 in sales and marketing and 64 in general and administrative. All of our employees are full-time employees.

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

You may also send a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o Jpak Group, Inc. 17 State Street, Suite 2000, New York, NY 10004.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate executive offices are located at 15 Xinghua Road, Qingdao, Shandong Province, 266401, People’s Republic of China.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Qingdao Renmin currently owns land use rights to approximately 27,748.3 square meters of land consisting of manufacturing facilities, employee quarters and office buildings in Qingdao, China. Qingdao Renmin holds four State-owned Land Use Rights and the Building Ownership Certificates for the land use rights and buildings owned by it. On the State-owned Land Use Rights and the Building Ownership Certificate (No.: Qing Fang Di Quan 3738), State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 399421) and State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 45171), there is a note stating that because the information of the land is incomplete, the land use right registration is pending. On the State-owned Land Use Rights and Building Ownership Certificate (No.: Qing Fang Di Quan 19508), the type of the land use right is shown as allocated, meaning that no consideration needed to be paid for the land use right.

On August 12, 2010, Qingdao Likang entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use rights for a parcel of land with an area of approximately 65,064 square meters in Qingdao for a new plant construction. The planned new plant is expected to increase the annual total production capacity of Qingdao Renmin and Qingdao Likang to 8 billion packs. Qingdao Likang is expected to commence its operations by 2012 spring.

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

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2009, the first quarter during which our common stock was listed on an exchange.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2009	$0.94	$0.08
Quarter ended December 31, 2009	$0.95	$0.06
Quarter ended March 31, 2010	$0.80	$0.08
Quarter ended June 30, 2010	$0.80	$0.45
Quarter ended September 30, 2010	$0.50	$0.16
Quarter ended December 31, 2010	$0.40	$0.20
Quarter ended March 31, 2011	$0.20	$0.06
Quarter ended June 30, 2011	$0.18	$0.18

On September 27, 2011, the last price of the common stock was $0.05 and we had approximately 63 record holders of our stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Description of Equity Compensation Plans

On December 15, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan (the “Plan”) to authorize 4,000,000 shares for issuance under equity incentive awards, effective December 15, 2010. On December 15, 2010, the Company granted five years options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of 0.20 per share to 4 of its key employees under the Plan as follows:

Yijun Wang	1,800,000 Share options
Qingjun Yang	900,000 Share options
Ming Qi	600,000 Share options
Huatian Sha	300,000 Share options

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the years ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

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

Strategy

Our growth strategy consists of consolidating our market leader position among domestic liquid food and beverage aseptic carton suppliers and pursuing expansion in the China market as well as selective Asian and Middle Eastern markets. We intend to achieve our goal by implementing the following strategies:

●	Increasing output to further penetrate the China market;
●	Developing bundled packaging materials and liquid filling machines;
●	Increasing sales to selective Asian and other markets;
●	Partnering with top milk producers;
●	Establishing brand names and brand awareness; and
●	Enhancing the Company’s competitive advantages through R&D.

Research and Development

To maintain and expand our market share, our top priority is to achieve technology breakthroughs on SIG packages and self-developed filling equipment.

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour and has finished tests by one of our customers. The second one has been installed and began production and expect to put it into the experimental stage by March 2012.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our first and second SIG packaging line, which can produce packages for small customers.  We continue to improve both quality and stability of these two new lines. We plan to add up to eight additional lines in the near future. Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Manufacturing, Sales and Marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. Our current annual capacity is approximately 4.5 billion packs for normal packaging. Once SIG packaging passes tests proving its ability to produce packages in large batches, assuming funding is available, management plans to introduce up to eight more production lines with anticipated annual capacity of 80 million packs per line.

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

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in the beginning of 2012. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the years ended June 30, 2011 and 2010

Year Ended June 30	2011	2010
Sales	$69,538,699	$56,141,659
Cost of sales	$58,176,381	$42,948,118
Gross profit	$11,362,318	$13,193,541
Selling, general and administrative expenses	$9,470,698	$8,785,252
Other income (expense)	$(649,968)	$(147,890)
Income taxes	$491,054	$837,281
Noncontrolling interest	$(840)	$(451)
Net income (loss)	$751,438	$3,423,569
Foreign currency translation adjustment	$1,643,276	$165,767
Comprehensive income (loss)	$2,394,714	$3,589,336

Sales. Total sales were approximately $69.5 million for the fiscal year ended June 30, 2011 as compared with approximately $56.1 million for the fiscal year ended June 30, 2010, an increase of approximately $13.4 million, or 23.9%. The increase was mainly due to our continued sales and marketing efforts to locate and the new customers also contributed to the sales growth.  With our competitive pricing advantage, we have added 10 new domestic customers in this fiscal year which accounted for 0.46% of total revenue.

Cost of Sales. Cost of sales for the fiscal year ended June 30, 2011 was approximately $ 58.2 million, or 83.7% of sales, as compared with $42.9 million, or 76.5% of sales, for the fiscal year ended June 30, 2011. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 7.2% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin during this period. Our cost of sales may continue to rise as the global commodity prices move higher. We have no control over the cost of our major raw materials such as paper and plastic particles. Although we try to use material savings techniques to reduce the portion of cost of sales due to raw material costs, our efforts may be insignificant compared with the price increase of certain raw material.

Gross profit. As a result of increase in the percentage of cost of sales, gross profit margin for the fiscal year ended June 30, 2011 was approximately 16.3% as compared with 23.5% for the fiscal year ended June 30, 2010, a decrease of 7.2%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $9.5 million for the fiscal year ended June 30, 2011 as compared with approximately $8.8 million for the fiscal year ended June 30, 2010, an increase of approximately $0.7 million, or 8%. The increase was mainly due to the growing wages, social security and the welfare expenses by approximately $0.37 million and the additional expenses occurring to Likang amounted to approximately $0.33 million.

Income tax.  Income tax was approximately $0.5 million for the fiscal year ended June 30, 2011 as compared with approximately $0.8 million for the fiscal year of 2010, a decrease of approximately $0.3 million or 37.5% in accordance with the change of profit before tax.

Net income.  Net income was $0.8 million for the fiscal year ended June 30, 2011 as compared with net income of $3.4 million for the year ended June 30, 2010, a decrease of approximately $2.6 million, or 76.5%. The decrease in net income was primarily due to the increase of cost of sold and the slight rise of selling, general and administrative expenses this year. .

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $1,643,276 for the fiscal year ended June 30, 2011 compared with a gain of $165,767 for the year ended June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at RMB 6.4641 to US$1.00 as compared with RMB6.7889 to US$1.00 at June 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the fiscal year ended June 30, 2011 and 2010 were RMB 6.6173 and RMB6.8180 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was approximately $2.4 million for the fiscal year ended June 30, 2011 as compared with $3.6 million for the fiscal year ended June 30, 2010, a decrease of approximately $1.2 million. The decrease of comprehensive income was mainly due to the decrease of our net income.

Liquidity and Capital Resources

	For the year ended June 30,
	2011	2010
Cash flow from operating activities	$1,404,402	$(2,544,328)
Cash flow from investing activities	(9,658,340)	(3,415,551)
Cash flow from financing activities	7,384,577	9,161,798

As of June 30, 2011 we had working capital totaling approximately $14 million, including cash and cash equivalents of $5.6 million.

Net cash generated in operating activities was approximately $1.4 million for the fiscal year ended June 30, 2011. This net cash provided was primarily due to the increase of accounts payable by approximately $2.8 million as a result of the increase in the growing raw material prices. Net cash used in operating activities was $2.5 million for the fiscal year ended June 30, 2010.

Net cash used in investing activities for the fiscal year ended June 30, 2011 totaled ($9.7) million and related primarily to the purchase and advanced payments for property and equipment for Qingdao Likang. Net cash used in investing activities for the fiscal year ended June 30, 2010 totaled ($3.4) million and also related primarily to the purchase of property and equipment.

Net cash generated in financing activities for the fiscal year ended June 30, 2011 was $7.4 million and related primarily to: 1) Insurance of trade notes payable amounted to $7.4 million; 2) a contracted sale-lease back financing amounted to $0.8 million; and 3) proceeds from additional borrowings from employees amounted to $6.8 million. Net cash used in financing activities for the fiscal year ended June 30, 2010 was $9.2 million and was related primarily to the increase of proceeds from bank loan, sale-lease back financing and employees, reduction of trade notes payable and repayment of borrowings from employees during the year.

 Borrowings and Credit Facilities

We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of June 30, 2011 and 2010 were approximately $3.1 million and $2.9 million, each loan born an average interest rate of 6.1005% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January 2012. As of June 30, 2011, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

On April 28, 2011, the subsidiary of the company, Likang entered into three long-term loan agreements with Qingdao City Commercial Bank. The long-term loan borrowing outstanding from Qingdao City Commercial Bank were approximately $6.2 million and born a fixed interest rate 7.6475% in the first year. The loan agreements have 5-year terms, contain customary affirmative and negative covenants and will expire in December 31, 2016.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future discounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon our most recent analysis, we believe that no impairment of property and equipment existed for the fiscal year ended June 30, 2011.

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

Off-Balance Sheet Arrangements

On July 20, 2011, Qingdao Renmin and Qingdao Jiexin Recycling Resources Technological Development Co. Ltd (“Qingdao Jiexin”), a PRC company, entered into a Merger Agreement, pursuant to which Qingdao Renmin is acquired 100% of Qingdao Jiexin’s shares for the consideration of RMB 5,000,000 (approximately USD $773,500) by Qingdao Renmin.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.   FINANCIAL STATEMENTS

JPAK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JPAK Group, Inc.

We have audited the accompanying consolidated balance sheets of JPAK Group, Inc. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPAK Group, Inc. as of June 30, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao
Patrizio & Zhao, LLC
Parsippany, New Jersey
September 27, 2011

JPAK GROUP, INC.

Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$5,574,130	$6,221,273
Restricted cash	12,904,460	4,744,084
Accounts receivable, net of allowance for doubtful accounts of $1,339,485	14,369,228	10,915,611
and $1,284,360 at June 30, 2011 and 2010, respectively
Inventory	10,655,991	8,298,177
Trade notes receivable	30,940	515,150
Other receivables	627,444	484,003
Advance payments	773,833	1,287,924
Prepaid expenses and other current assets	515,229	299,713
Total current assets	45,451,255	32,765,935

Property and equipment, net	18,706,975	11,201,241

Other noncurrent assets:
Advance payments – non current	592,489	2,382,545
Intangible assets, net	3,134,678	-
Deferred loss on sales of assets	2,302,922	1,899,277
Prepaid expenses	1,111,259	952,676

Total assets	$71,299,578	$49,201,674

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,402,866	$2,401,560
Trade notes payable	12,513,972	4,659,370
Short-term bank loans	3,094,000	2,946,000
Current portion of long-term debt	3,899,818	2,589,409
Income tax payable	9,986	127,169
Other current liabilities	116,110	167,728
Total current liabilities	25,036,752	12,891,236
Long-term debt	9,883,005	3,049,115
Total liabilities	34,919,757	15,940,351

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at June 30, 2011
and 2010, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,645	23,184,206
Retained earnings	2,252,319	1,776,028
Statutory reserves	1,826,236	1,551,089
Accumulated other comprehensive income	4,374,319	2,731,043
Total stockholders’ equity	36,270,227	33,156,074
Noncontrolling interest	109,594	105,249
Total equity	36,379,821	33,261,323

Total liabilities and equity	$71,299,578	$49,201,674

 The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2011	2010

Sales	$69,538,699	$56,141,659

Cost of sales	58,176,381	42,948,118

Gross profit	11,362,318	13,193,541

Operating expenses
Selling, general and administrative	9,470,698	8,785,252

Income from operations	1,891,620	4,408,289

Other income (expenses):
Interest Income	151,653	152,844
Interest expense	(817,100)	(610,461)
Non-operating income, net	15,479	309,727

Total other expenses	(649,968)	(147,890)

Income before provision for income taxes	1,241,652	4,260,399

Provision for income taxes	491,054	837,281

Net income	750,598	3,423,118

Less: net loss attributable to noncontrolling interest	(840)	(451)

Net income attributable to Jpak Group, Inc.	751,438	3,423,569

Undistributed income attributable to preferred stockholders	349,067	1,603,576

Net income attributable to common stockholders	$402,371	$1,819,993

Basic earnings per common share	$0.01	$0.06
Diluted earnings per common share	$0.01	$0.06

Weighted average number of common shares outstanding
Basic	36,368,334	31,329,384
Diluted	67,918,795	58,737,379

 The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2011	2010

Net income	$750,598	$3,423,118

Other comprehensive income
Foreign currency translation adjustment	1,648,461	166,339

Total other comprehensive income	1,648,461	166,339

Comprehensive income	2,399,059	3,589,457

Less: comprehensive income attributable to the
noncontrolling interest	4,345	121

Comprehensive income attributable to Jpak Group, Inc.	$2,394,714	$3,589,336

 The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Changes in Equity

	Common Stock		Series A Convertible preferred Stock		Series B Convertible preferred Stock		Series C Convertible preferred Stock		Allocation of Series A	Allocation of Series B		Placement	Commission Series Aof	Commission Series B of	Additional	Retained		Accumulated Other Compre-	Total Stock-	Noncon-
		Par		Par		Par		Par	Preferred	Preferred		Agent	Preferred	Preferred	Paid-in	Earnings	Statutory	hensive	holder’s	trolling	Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Shares	Warrants	Warrants	Shares	Shares	Capital	(Deficit)	Reserves	Income	Equity	Interest	Equity

Balance June 30, 2009	25,005,000	$25,005	5,608,564	$561	5,000,000	$500	-	$-	$2,484,226	$1,390,853	$4,634,678	$1,172,487	$355,237	$462,519	$10,655,348	$(1,106,478)	$1,010,026	$2,565,276	$23,650,238	$105,128	$23,755,366

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,423,569	-	-	3,423,569	(451)	3,423,118

Other comprehensive income
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	165,767	165,767	572	166,339
Adjustment
Comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,589,336	121	3,589,457

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(541,063)	541,063	-	-	-	-

Issuance of common shares	11,363,334	11,363	-	-	-	-	12,000,000	1,200	-	-	(4,634,678)	-	-	-	10,538,615	-	-	-	5,916,500	-	5,916,500

Balance June 30, 2010	36,368,334	$36,368	5,608,564	$561	5,000,000	$500	12,000,000	$1,200	$2,484,226	$1,390,853	$-	$1,172,487	$355,237	$462,519	$21,193,963	$1,776,028	$1,551,089	$2,731,043	$33,156,074	$105,249	$33,261,323
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	751,438	-	-	751,438	(840)	750,598

Other comprehensive income
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,643,276	1,643,276	5,185	1,648,461
Adjustment
Comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,394,714	4,345	2,399,059

Statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(275,147)	275,147	-	-	-	-

Management incentive option as compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	719,439	-	-	-	719,439	-	719,439

Balance June 30, 2011	36,368,334	$36,368	5,608,564	$561	5,000,000	$500	12,000,000	$1,200	$2,484,226	$1,390,853	$-	$1,172,487	$355,237	$462,519	$21,913,402	$2,252,319	$1,826,236	$4,374,319	$36,270,227	$109,594	$36,379,821

 The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$750,598	$3,423,118
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,370,651	1,569,887
Share-based payment	719,439	-
Loss on disposal of fixed assets	22,292	5,684
Changes in assets and liabilities:
Accounts receivable	(2,838,010)	(1,794,434)
Inventory	(1,896,018)	(2,903,280)
Trade notes receivable	498,286	(512,947)
Other receivables	(143,574)	(282,437)
Advance payments	565,399	(1,071,722)
Prepaid expenses and other current assets	(319,025)	211,344
Accounts payable and accrued expenses	2,826,529	(889,335)
Income tax payable	(120,712)	(40,998)
Other current liabilities	(31,453)	(259,208)
Total adjustments	653,804	(5,967,446)

Net cash provided by (used in) operating activities	1,404,402	(2,544,328)

Cash flows from investing activities:
Advance payments for fixed assets	1,865,555	(1,492,641)
Additions to property and equipment	(8,431,400)	(1,497,633)
Proceeds from disposal of fixed assets	6,498	-
Acquisition of intangible assets – land use rights	(3,098,993)	(601,281)
Loan receivable	-	176,004

Net cash used in investing activities	(9,658,340)	(3,415,551)

Cash flows from financing activities:
Restricted cash	(7,738,715)	(1,340,216)
Issuance of trade notes payable	7,444,176	1,423,010
Proceeds from short-term bank loans	-	586,680
Proceeds from long-term debt	7,679,116	2,575,824
Additional paid-in capital	-	5,916,500

Net cash provided by financing activities	7,384,577	9,161,798

Effect of foreign currency translation on cash	222,218	49,655

Net increase (decrease) in cash and cash equivalents	(647,143)	3,251,574

Cash and cash equivalents at beginning of year	6,221,273	2,969,699

Cash and cash equivalents at end of year	$5,574,130	$6,221,273

Supplemental schedule of non cash activities
Deferred loss - sale leaseback	$484,123	$2,009,578

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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”). The consolidated financial statements include the accounts of JPAK Group Inc. and its controlling subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 21)

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes and valuation of goodwill. Actual results could differ from those estimates.

Cash And Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Restricted Cash

Restricted cash represents time deposits pledged against short-term bank facilities. Restricted cash is classified as current assets as the maturity of the short-term bank facilities is within one year.

Accounts Receivable

Accounts receivable are stated at original invoice amount less allowance for doubtful receivables which is based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of allowance for doubtful accounts amounted to $1,339,485 and $1,284,360 as of June 30, 2011 and 2010, respectively. The allowance was mainly made for a customer currently under bankruptcy restructuring and we estimate that chances to recover the outstanding allowance balance from this customer are remote.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2011 and 2010.

Advance Payments

As a general practice, the Company makes advance payments to certain vendors to purchase inventory and fixed assets. The carrying values of these advance payments approximate their fair values due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 20 years
Buildings and improvements	40 years

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

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

Cost of Sales

Cost of sales includes the expenses incurred to produce inventory for sale, including raw materials, direct labor, depreciation of manufacturing facilities and machinery, overheads, amortization of land use right as well as changes in reserves for shrinkage and inventory obsolescence.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2011 and 2010 was $1,424,468 and $1,914,258 respectively.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2011 and 2010. The standard corporate income tax rate was 25%.

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

Value Added Taxes

Under the Provisional Regulations of the People's Republic of China on Value Added Tax, the Company is responsible for collecting value added taxes on sales of products and to pay value added taxes on purchases of raw materials, which will be remitted to the central government. Sales and cost of sales are reported on a net basis excluding value added taxes.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in RenMinBi (“RMB”), the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions (continued)

	June 30, 2011	June 30, 2010
Balance sheet items, except for shareholders’
equity items	RMB 1: US$0.15470	RMB 1: US$0.14730

	June 30, 2011	June 30, 2010
Amounts included in the statements of
income, and statements of cash flows for the
years then ended	RMB 1: US$0.15112	RMB 1: US$0.14667

Shareholders’ equity items	Historical rate	Historical rate

Comprehensive Income

The Company has adopted FASB ASC Topic 220, “Reporting Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Earnings Per Share

In accordance with ASC Topic 260, “Computation of Earnings Per Share” and ASC 260, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

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

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

Reclassification

Certain amounts as of June 30, 2010 were reclassified for comparative presentation purposes.

Note 3– Restricted Cash

As of June 30, 2011 and 2010, the Company had restricted cash of $12,904,460 and $4,744,084, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, as of June 30, 2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010

Raw materials	$8,423,431	$6,595,076
Work in process	675,738	314,794
Finished goods	1,296,126	1,237,290
Parts and supplies	260,696	151,017

Total	$10,655,991	$8,298,177

Note 5 – Advance Payments

Advance payments as of June 30, 2011 and June 30, 2010 consist of the following:

	June 30, 2011	June 30, 2010

Advance payments for inventory	$773,833	$1,287,924
Advance payments for equipment	592,489	2,382,545
Total	$1,366,322	$3,670,469

Note 6 – Property and Equipment

Property and equipment as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Buildings	$4,928,620	$4,673,651
Machinery and equipment	14,435,629	12,007,708
Machinery—capital lease	3,370,395	1,414,080
Subtotal	22,734,644	18,095,439
Less: Accumulated depreciation	11,040,592	9,425,588
	11,694,052	8,669,851
Add: Construction in progress	7,012,923	2,531,390

Total	$18,706,975	$11,201,241

Depreciation expenses for the years ended June 30, 2011 and 2010 were $1,318,750 and $1,569,887, respectively. Amortization of machinery and equipment under capital lease included in depreciation expense was $369,119 and 58,197, respectively.

Note 7 – Intangible Assets

Intangible assets as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Land use rights	$3,187,808	$-
Less: accumulated amortization	53,130	-

Total	$3,134,678	$-

The intangible assets represent consideration payment and other expenditures for land use right of Qingdao Likang for a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the year ended June 30, 2011 and 2010 was $51,901 and $-0-, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Accounts payable	$4,745,322	$2,105,829
Accrued expenses	657,544	295,731
Total	$5,402,866	$2,401,560

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 9 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding as of June 30, 2011 and June 30, 2010 were $12,513,972 and $4,659,370, respectively.

Note 10 – Short-Term Bank Loans

Short-term bank loans as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

On January 18, 2010, the Company obtained a loan from Qingdao City
Commercial Bank. The principal was paid in full on January 18, 2011.
Interest was calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$-	$89,200

On February 11, 2010, the Company obtained a loan from Qingdao City
Commercial Bank. The principal was paid in full on February 11, 2011.
Interest was calculated using an annual fixed rate of 5.31%
and paid monthly. The loan is secured by the company's property.	$-	$2,356,800

On January 14, 2011, the Company obtained a loan from Qingdao City
Commercial Bank. The principal is to be paid in full by January
13, 2012. Interest is calculated using an annual fixed rate of 6.1005%
and paid monthly. The loan is secured by the company's property.	$618,800	$-

JPAK GROUP, INC.
Notes to Consolidated Financial Statements

Note 10 – Short-Term Bank Loans (continued)

	June 30, 2011	June 30, 2010

On January 18, 2011, the Company obtained a loan from Qingdao City Commercial Bank. The principal is to be paid in full by January 18, 2012. Interest is calculated using an annual fixed rate of 6.1005% and paid monthly. The loan is secured by the company's property.	$1,237,600	$-

On January 26, 2011, the Company obtained a loan from Qingdao City Commercial Bank. The principal is to be paid in full by January 26, 2012. Interest is calculated using an annual fixed rate of 6.1005% and paid monthly. The loan is secured by the company's property.	$1,237,600	$-

Total short-term bank loans	$3,094,000	$2,946,000

Note 11 – Long-Term Debt

Long term debt as of June 30, 2011 and 2010 consist of the following:

	June 30,	June 30,
	2011	2010
The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until August 31 , 2011, as per the terms of the loan agreement.	$5,385,107	$4,439,622

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $417,236 and the term of the arrangement is four years. Refer to Note 18.	$843,561	$1,198,902

In December 2010, two other sale-leaseback agreements established on November 27, 2009 went into effect, which represents financing arrangement in the total amount of approximately $1.65 million, received in two allotments. The annual principal and interest payment is $473,737 and the term of the arrangement is four years. Refer to Note 18.	$1,366,155	$-

On April 28, 2011, the Company obtained a loan from Bank of Qingdao. The principal is to be paid in full by April 28, 2016. The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s Bank. The average annual interest rate for the year ended June 30, 2011 was approximately 7.6475%. Interest is paid monthly. The loan was designated to finance the construction of Qingdao Likang. The loan was secured by the company’s construction in progress and guaranteed by the company's a subsidiary – Qingdao Renmin.
	$6,188,000	$-

Total	$13,782,823	$5,638,524

Less: Current portion of loans	2,688,686	2,184,459
Current portion of obligation under capital lease	1,211,132	404,950

Total Current portion	3,899,818	2,589,409

Total long-term portion	$9,883,005	$3,049,115

Note 12 – Stockholders’ Equity and Related Financing Agreements

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

Note 13 – Share Based Payments

On December 15, 2010, JPAK granted five years options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of $0.20 per share to four of its key employees in accordance with the 2010 Equity Incentive Plan. All the options vested immediately upon issuance. The fair value of each option grant is estimated on the granted date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2011: expected volatility of 299.23 percent and risk-free interest rate of 2.11 percent.

Accordingly, an amount of $719,439 share based payments were charged against income as compensation costs in the year ended June 30, 2011.

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the year ended June 30, 2011 and 2010, the income tax expense was $491,054 and $837,281, respectively.

Note 14 – Income Taxes (continued)

The Company’s provision for income taxes consists of:

	For the Years Ended June 30,
	2011	2010

Current- PRC	$491,054	$837,281
Deferred	-	-
Total provision for income taxes	$491,054	$837,281

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended June 30,
	2011	2010

Computed tax @ statutory rate of 12.5%	$155,207	$532,550
($1,241,652*12.5% and $4,260,399*12.5% for
June 30, 2011 and 2010, respectively)
Tax catch up for last year	97,978	56,292
Current year losses from PRC subsidiaries	30,165	32,104
Current year losses from U.S. parent holding
company not subject to PRC income taxes	207,704	216,335

Total provision for income taxes	$491,054	$837,281

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

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $543,119 and $355,380 for the year ended June 30, 2011 and 2010, respectively.

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

Note 17 - Risk of Concentrations and Credit Risk

For the year ended June 30, 2011 and 2010, five vendors accounted for approximately 76% and 73% of the Company’s purchases, respectively. Total purchases from these vendors were $50,656,971 and $38,770,762 for the year ended June 30, 2011 and 2010, respectively.

For the year ended June 30, 2011 and 2010 and 2010, five customers accounted for approximately 57% and 54% of the Company’s revenue, respectively. Total sales to these customers were $39,962,862 and $30,333,456 for the year ended June 30, 2011 and 2010, respectively.

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

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed one of them for the refinancing of its printing equipment. The equipment with book value of approximately $3.4 million was sold for approximately $1.4 million. The other two went into effect in December 2010. The equipment with book value of approximately $2.4 million was sold for approximately $1.65 million. The cash received was used towards the original invoice amount. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the years ended June 30, 2011 and 2010, the Company amortized $183,026 and $118,424, respectively of the deferred loss into depreciation expense. A financing obligation in the amount of $3.05 million, representing the proceeds, has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2012	$885,550
2013	885,550
2014	755,958
Total	$2,527,057

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

Note 19 – Earnings Per Share (continued)

Basic EPS for the year ended June 30, 2011 was computed as follows:

Net income	$751,438
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2011 earnings	$751,438

Basic earnings per share amounts:

		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.01	0.01	0.01
Totals	$0.01	$0.01	$0.01	$0.01

Diluted EPS for the year ended June 30, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$402,371	36,368,334	$0.01
Warrants	-	-	-
	402,371	36,368,334	$0.01
Series A preferred stock conversion	124,104	11,217,128	-
Series B preferred stock conversion	92,198	8,333,333	-
Series C preferred stock conversion	132,765	12,000,000	-
Diluted earnings for common stock	$751,438	67,918,795	$0.01

Basic EPS for the year ended June 30, 2010 was computed as follows:

Net income	$3,423,569
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed 2010 earnings	$3,423,569

Basic earnings per share amounts:

		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.06	0.12	0.10	0.04
Totals	$0.06	$0.12	$0.10	$0.04

Note 19 – Earnings Per Share (continued)

Diluted EPS for the year ended June 30, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$1,819,993	31,106,955	$0.06
Warrants	-	222,429	-
	1,819,993	31,329,384	$0.06
Series A preferred stock conversion	656,287	11,217,128	-
Series B preferred stock conversion	487,563	8,333,333	-
Series C preferred stock conversion	459,726	7,857,534	-
Diluted earnings for common stock	$3,423,569	58,737,379	$0.06

Note 20 – Supplemental Cash Flow Information

	Years Ended June 30,
	2011	2010

Cash paid for interest	$616,405	$594,125
Cash paid for income taxes	$625,518	$850,888

Note 21 – Subsequent Events

On July 20, 2011, Qingdao Renmin and Qingdao Jiexin Recycling Resources Technological Development Co. Ltd (“Qingdao Jiexin”), a PRC company, entered into a Merger Agreement, pursuant to which Qingdao Renmin will acquire 100% of Qingdao Jiexin’s shares for the consideration of RMB 5,000,000 (approximately USD $773,500) by Qingdao Renmin.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A . CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosures Controls and Procedures

 Our management maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Since April 2009, the management has been working diligently on the evaluation of internal controls based on COSO framework. The evaluation covers all the major financial reporting processes, including procurement, revenue, inventory, fixed assets, tax, treasury and financial reporting. As of June 30, 2010, documentations both at the entity level and process level have been completed and a number of significant weaknesses and improvement opportunities with each process have been identified and corrected. Subsequently remediation measures have been implemented for most of weaknesses. These corrective steps have remediated the material weaknesses disclosed in our annual report on Form 10-K/A for the year ended June 30, 2009, filed April 9, 2010, and our internal controls are now effective.

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

3.
We do not have a Board with a majority of independent members and we do not have an audit committee. Currently the Board acts in the role of the audit committee.  In addition, none of the Board members are qualified as a financial expert.  To remediate this situation, our Board is currently seeking additional independent members, including a qualified financial expert to fulfill the role of audit committee chairman.  However, we cannot assure you of when we will find such candidates and when we will be able to form such a committee.

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

/s/  Yongbo (Esther) Wang
Yongbo (Esther)  Wang
CHIEF FINANCIAL OFFICER

(b)  Changes in Internal Control over Financial Reporting

Except as described above in the Management’s Report on Internal Controls Over Financial Reporting, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2011. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

On May 9, 2011, we appointed Yongbo (Esther) Wang as our Chief Financial Officer; Dongliang (Frank) Su resigned as our Acting Chief Financial Officer on that same date.  Mr. Su tendered his resignation voluntarily and not as a result of any dispute or disagreement between the Company. Ms. Wang is not related to any of our directors or executive officers and is not involved in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K.  We appointed Ms. Wang as part of our efforts to ensure the proper interpretation of accounting issues in the future and avoid future restatements of our financial statements.  We believe that Ms. Wang’s experience will benefit us greatly and assist us to maintain adequate controls and procedures, as well as accurately prepare our financial statements.

Name	Age	Position

Yijun Wang	60	Chairman of the Board of Directors, Chief Executive Officer and President

Yongbo ( Esther) Wang	38	Chief Financial Officer

Qingjun Yang	56	Director and President (Qingdao Renmin)

Huatian Sha	57	Director, Secretary and Vice President of Accounting (Qingdao Renmin)

Ming Qi	48	Director and Vice President of Sales (Qingdao Renmin)

Wenjie Li	64	Director

Yuanbo Wang	55	Vice President of Technology (Qingdao Renmin)

Ligui Jiao	53	Vice President of Manufacturing (Qingdao Renmin)

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

Ms. Yongbo (Esther) Wang, Chief Financial Officer. Prior to becoming our CFO, Ms. Wang served as Executive Assistant of Jpak Group., Inc and as an accountant concerning foreign affairs of Qingdao Renmin. She is responsible for Qingdao Renmin’s finance and accounting operation. Ms. Wang received bachelor degree in New Zealand at Lincoln University.

During the last five years, Ms. Wang did not hold directorship in any public companies. During the past 10 years,  Ms. Wang has not been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

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

Mr. Huatian Sha, Director, Secretary and Vice President of Accounting (Qingdao Renmin). Mr. Sha is a Director and our Secretary. He has more than 30 years of extensive experience in finance and accounting, operations management and technical management. Prior to joining Qingdao Renmin, Mr. Sha served various operations and accounting management positions at Xinhe Cultural and Sporting Co., Ltd., Qingdao State Holding Co., Ltd, and Qingdao Sewing Machinery Co., Ltd. Mr. Sha graduated from Shandong Mechanical and Industry College and Qingdao State Management School.

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

Mr. Ming Qi, Director and Vice President of Sales (Qingdao Renmin). Mr. Qi is a Director and Chief Financial Officer of Qindgao Renmin. He has over 20 years of extensive experience in corporate and financial management, international trade and export management, manufacturing and operations, sales and marketing. Prior to joining Qingdao Renmin, he was General Manager at a Qingdao food process plant of Zhengda Group and served senior management positions at several Qingdao based companies. Mr. Qi received bachelor degree in Mechanical Engineering from Shandong University.

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

Mr. Wenjie Li, Director. Mr. Li serves as a Director. He was a civil servant in Qingdao Administration of Work Safety and Deputy Division Director in Qingdao Economic Commission in China before joining the Company. Prior to that, Mr. Li was an engineer for twenty years in a company manufacturing apparatus in Qingdao. Mr. Li received a Bachelor of Laws degree from Qingdao University.  The Company entered into a Director Agreement with Mr. Li on July 10, 2010. Mr. Li’s compensation as Independent Director is a monthly director’s fee of USD$1,000, subject to adjustment by the Board.

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

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Yuanbo Wang, Vice President of Technology (Qindgao Renmin). Mr. Wang is the Vice President, Technology (Qindgao Renmin) and is responsible for our research and development, quality assurance and equipment management. He has 35 years of extensive experience in product design and formulation, production process and equipment research, development and optimization as well as quality assurance and control. Prior to joining Qingdao Renmin, Mr. Wang served as Vice President at Qingdao Sensitization Material Co., Ltd. and Operations Manager at Qingdao Carpet Co., Ltd. He received bachelor degree in Mechanical Engineering from Shandong Chemical Engineering University.

Mr. Ligui Jiao, Vice President of Manufacturing (Qindgao Renmin). Mr. Jiao is the Vice President, Manufacturing (Qindgao Renmin) and is responsible for our manufacturing, inventory and material management operations. He has over 30 years of working experience in production planning, production management, inventory control, and material management as well as manufacturing resource planning applications. Prior to joining Qingdao Renmin, Mr. Jiao served in various equipment and manufacturing management positions at Qingdao Textile Electronics Equipment Co., Ltd. Mr. Jiao graduated from Qingdao Zhigong University in Mechanical and Process Engineering and Shandong Electrical and Industry College in Economics and Management.

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

Based on our review of copies of such reports at the time we filed this Form 10K for the year ended June 30, 2011, we believed that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. We currently do not have a formal written code of ethics, but intend to adopt a formal written code of ethics in the 2012 fiscal year.

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

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “JPAK” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2011; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by Jpak to its chief executive officer and chief financial officer and to all other executive officers for services rendered during the last three completed fiscal years. In reviewing the table, please note that:

●	The compensation amounts paid to Yijun Wang reflects compensation paid to him by the operating subsidiaries of Jpak during the reported periods; and

●	No officer earned more than $200,000 per annum

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Yijun Wang Chief Executive Officer	2011	120,000	0	0	359,672
Yijun Wang Chief Executive Officer	2010	200,000	0	0	0
Yijun Wang Chief Executive Officer	2009	120,000	0	0	0
.Ming Qi Vice President of Sales (Qingdao Renmin)	2011	90,000	0	0	119,891
Ming Qi Vice President of Sales (Qingdao Renmin)	2010	140,000	0	0	0
Ming Qi Vice President of Sales (Qingdao Renmin)	2009	90,000	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer (1)	2011	45,000	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2010	115,000	0	0	0
Dongliang (Frank) Su Acting Chief Financial Officer	2009	72,000	0	20,000	0
Qingjun Yang Director and President	2011	90,000	0	0	179,836

Qingjun Yang Director and President	2010	160,000	0	0	0
Qingjun Yang Director and President	2009	90,000	0	0	0
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2011	40,000	0	0	59,945
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2010	120,000	0	0	0
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2009	70,000	0	0	0
Yongbo Wang (2) Chief Financial Officer	2011	20,00	0 0	0	0
Yijun Wang Chief Executive Officer					479,672
Yijun Wang Chief Executive Officer	2010	0	0	0	200,000
Yijun Wang Chief Executive Officer	2009	0	0	0	120,000
Ming Qi Vice President of Sales (Qingdao Renmin)	2011	0	0	0	209,891
Ming Qi Vice President of Sales (Qingdao Renmin)	2010	0	0	0	140,000
Ming Qi Vice President of Sales (Qingdao Renmin)	2009	0	0	0	90,000
Dongliang (Frank) Su Acting Chief Financial Officer	2011	0	0	0	45,000
Dongliang (Frank) Su Acting Chief Financial Officer	2010	0	0	0	72,000
Dongliang (Frank) Su Acting Chief Financial Officer	2009	0	0	0	92,000
Qingjun Yang Director and President	2011	0	0	0	269,836
Qingjun Yang Director and President	2010	0	0	0	160,000
Qingjun Yang Director and President	2009	0	0	0	90,000
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2011	0	0	0	99,945
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2010	0	0	0	120,000
Huatian Sha Director, Secretary and Vice President of Accounting (Qingdao Renmin)	2009	0	0	0	70,000
Yongbo Wang Chief Financial Officer	2011	0	0	0	20,000

(1)
Frank Su served as our Acting Chief Financial Officer from May 2008 to May 2011. Frank’s compensation includes costs incurred for his assistant, who worked mainly on Jpak’s Sarbanes-Oxley Section 404 compliance project. The market value of the 200,000 shares issued to Frank was $20,000 at the date of issuance.  As of May 9, 2011, Mr. Dongliang Su resigned as our Acting Chief Financial Officer. Mr. Su tendered his resignation voluntarily and not as a result of any dispute or disagreement between us.

(2)	On May 9, 2011, Ms. Yongbo Wang was appointed by our Board of Directors as Chief Financial Officer.

Potential Payments upon Termination

Our employment agreements with Yijun Wang, our Chief Executive Officer, and Yongbo (Esther) Wang, our Chief Financial Officer provide for various payments and benefits upon termination of their employment. After we have negotiated the termination of the contract with the applicable employee, the employee shall be provided with a compensation subsidy as per relevant national, provincial and municipal regulations. We do not have any other policies, agreements or arrangements regarding potential payments upon termination of employment.

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

Equity Incentive Plan

On December 15, 2010, the Board of Directors approved the Company’s 2010 Equity Incentive Plan (the “Plan”) to authorize 4,000,000 shares for issuance under equity incentive awards, effective December 15, 2010. On December 15, 2010, the Company granted five years options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of 0.20 per share to 4 of its key employees under the Plan as follows:

Yijun Wang	1,800,000 Share options
Qingjun Yang	900,000 Share options
Ming Qi	600,000 Share options
Huatian Sha	300,000 Share options

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

                As of September 27, 2011, we have 36,368,334 shares of common stock outstanding; 5,608,564 shares of Series A Preferred Stock outstanding, which convert into 11,217,128 shares of common stock; 5,000,000 shares of Series B Preferred Stock outstanding, which convert into 8,333,333 shares of common stock; and 12,000,000 shares of Series C Preferred Stock outstanding, which convert into 12,000,000 shares of common stock.  Each holder of Series A and Series B Preferred Stock are entitled to vote on all matters, together with the holders of Common Stock, on an as converted basis up to 9.99% of (A) the Common Stock issuable upon conversion of the Series A and Series B Preferred Stock held by such holder, plus (B) all other shares of Common Stock beneficially owned by the holder at such time.  However, based upon the terms of the preferred stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of either more than 4.9% or 9.9%, depending upon the holder’s specific cap, of the then outstanding shares of our common stock; although, the holder can elect to waive the cap upon 61 days notice to us. Accordingly, the column entitled “Percent of Class” represents the total voting power that a shareholder possesses based on his/her current holdings, taking the ownership cap into account.  In regards to the Series C Preferred Stock, except with respect to transactions upon which such Series C Preferred Stock shall be entitled to vote separately as a class and as otherwise required by Nevada law, the Series C Preferred Stock does not have any voting rights.  Additionally, based upon the terms of the Series C Preferred Stock, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.  See “Description of Securities.”

                 Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock and Series A, Series B and Series C Preferred Stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership at any time within 60 days after September 27, 2011. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address*	Amount and Nature of beneficial ownership (1)		Percent of Class (1)
Joyrich Group Limited (2)	17,023,700		25.06%
Fabregas Group Limited (3)	3,163,188		4.66%
Vision Opportunity Master Fund (4)	10,309,782	(4)	4.9	% (4)
Vision Capital Advantage Fund (5)	3,047,115	(5)	4.49	% (5)
QVT Financial LP (6)	13,356,898	(7)	9,99	% (7)
Lee Wah Investments Limited (8)	16,200,000	(9)	9.99	% (9)
Yijun Wang	—		—
Qingjun Yang	—		—
Huatian Sha	—		—
Ming Qi	—		—
Yuanbo Wang	—		—
Ligui Jiao	—		—
Yongbo (Esther) Wang	—		—
Brian Pak Lun Mok (10)	20,186,888		29.72%
All executive officers and directors as a group (seven persons)	0		0%

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

(2)
Joyrich Group Limited (“Joyrich”) is a BVI company of which Brian Pak Lun Mok is the sole shareholder and has sole voting and dispositive power over these shares. Joyrich currently owns 17,023,700 shares of common stock.

(3)
Fabregas Group Limited (“Fabregas”) is a BVI company of which Brian Pak Lun Mok is the sole shareholder and has sole voting and dispositive power over these shares. Fabregas currently owns 3,163,188 shares of common stock.

(4)
The investment manager for Vision Opportunity Master Fund, Ltd. (“VOMF”) is Vision Capital Advisors, LLC (“VCA”). Ultimate voting and dispositive control rests with Adam Benowitz, as VCA’s Senior Managing Member and the portfolio manager of VOMF and VCAF. Each of VCA and Adam Benowitz disclaim beneficial ownership of these shares.  VOMF currently owns 2,164,540 shares of Series A Preferred Stock (convertible into 4,329,080 shares of common stock), 1,929,674 shares of Series B Preferred Stock (convertible into 3,216,124 shares of common stock) and 2,764,579 shares of common stock, the sum of which is 15.18% of 67,918,795 shares of common stock. However, VOMF’s beneficial ownership is subject to a 4.9% ownership Cap.

(5)
The investment manager for Vision Capital Advantage Fund, LP (“VCAF”) is Vision Capital Advisors, LLC (“VCA”). Ultimate voting and dispositive control rests with Adam Benowitz, as VCA’s Senior Managing Member and the portfolio manager of VOMF and VCAF. Each of VCA and Adam Benowitz disclaim beneficial ownership of these shares. VCAF currently owns 639,742 shares of Series A Preferred Stock (convertible into 1,279,484 shares of common stock), 570,326 shares of Series B Preferred Stock (convertible into 950,543 shares of common stock) and 817,088 shares of common stock, the sum of which is 4.49% of 67,918,795 shares of common stock.

(6)
QVT Financial LP is the investment manager to QVT Fund LP and Quintessence Fund L.P., and as such, has the power to direct the vote and disposition of the Common Stock held by QVT Fund LP and Quintessence Fund L.P.  Accordingly, QVT Financial LP may be deemed to beneficially own the shares held by QVT Fund LP and Quintessence Fund L.P.  QVT Financial GP LLC, as the general partner of QVT Financial LP, may be deemed to beneficially own the shares of Common Stock owned by QVT Financial LP.  QVT Associates GP LLC, as the general partner of QVT Fund LP and Quintessence Fund L.P., may be deemed to beneficially own the shares held by QVT Fund LP and Quintessence Fund L.P.

(7)
QVT Financial LP currently owns 2,804,282 shares of Series A Preferred Stock (convertible into 5,608,564 shares of common stock), 2,500,000 shares of Series B Preferred Stock (convertible into 4,166,667 shares of common stock) and 3,581,667 shares of common stock, the sum of which is 19.67% of 67,918,795 shares of common stock. However, QVT’s beneficial ownership is subject to a 9.9% ownership cap.

(8)	Lee Wah Investments Limited is a Hong Kong company of which Xuebin Zhang is the sole shareholder and director. Mr. Zhang has sole voting and dispositive power over these shares.

(9)
Lee Wah currently owns 12,000,000 shares of Series C Preferred Stock (convertible into 12,000,000 shares of common stock) and 4,200,000 shares of common stock, the sum of which is 23.85% of 67,918,795 shares of common stock. However, Lee Wah’s beneficial ownership is subject to a 9.99% ownership Cap.

(10)
Brian Pak Lun Mok has sole voting and dispositive power over the shares of common stock beneficially owned by Joyrich Group Limited and Fabregas Group Limited, which own 17,023,700 shares and 3,163,188 shares of our common stock, respectively. Therefore, Mr. Mok currently owns a total number of 20,186,888 shares, which represent 29.72% of all issued and outstanding shares of our common stock. See footnotes (1) through (2).

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

On November 3, 2009, we entered into a Securities Purchase Agreement with one investor. Pursuant to the Purchase Agreement, we issued and sold to the Investor 12,000,000 units of our securities at a price of $0.50 per unit and we received net proceeds of $5,916,500 (the “2009 Financing”). Each unit consists of (i) one (1) share of our Series C Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock, and (ii) a one-half Series E Warrant and one-half Series F Warrant.  Each whole Series E Warrant may be exercised to purchase one share of common stock at an exercise price of $0.60 per share and each whole Series F Warrant may be exercised to purchase one share of common stock at an exercise price of $0.70 per share.  The Warrants are exercisable for a period of five years from the date of issuance. In connection with the Offering, we paid $30,000 to Tripoint Global Equities, LLC, who acted as placement agent in the Offering.

In connection with the 2009 Financing, we also entered into a Registration Rights Agreement with the Investor (the “2009 RRA”). Under the 2009 RRA, we were required to prepare and file a registration statement (the “2009 Registration Statement”) for the resale of the common stock issuable to the Investor upon conversion of the Preferred Shares and upon exercise of the Warrants before December 3, 2009 (and to use our best efforts to have the registration statement declared effective by May 2, 2010 (or June 1, 2010 in the event the Registration Statement received a “full review” by the Commission). The registration statement was declared effective on February 5, 2010.

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

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were approximately $120,000 and $122,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees billed for tax advisory services rendered by Patrizio & Zhao for federal tax return of JPAK Group, Inc. for fiscal years 2010, 2009, and 2008 are $9,000 in total.

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

All services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

PART IV

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

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 8-K filed on August 15, 2007)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Jpak Group, Inc.

Date: September 27, 2011	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: September 27, 2011	By:	/s/ Yongbo Wang
Yongbo Wang CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2011	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: September 27, 2011	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: September 27, 2011	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: September 27, 2011	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: September 27, 2011	By:	/s/ Wenjie Li
Wenjie Li DIRECTOR

Date: September 27, 2011	By:	/s/ Yongbo Wang
Yongbo Wang CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER