Form 10-K/A
period 2011-06-30
Jpak Group, Inc.
filed 2011-10-11
CIK 1321559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

JPAK GROUP, INC.
FORM 10-K /A

EXPLANATORY NOTE

We are filing this Form 10-K/A for the period ended June 30, 2011 (“Amended Report”) to correct minor typographical errors contained in our Form 10-K filed on September 28, 2011 (“Original Report”) for this same period. The only changes are reflected on page 25 of the Liquidity and Capital Resources and Borrowings and Credit Facilities Section of Item 7. Management’s Discussion and Analysis or Plan of Operations.  This Amended Report does not reflect events occurring after the filing of the Form 10-K on September 28, 2011, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of September 28, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

Liquidity and Capital Resources

	For the year ended June 30,
	2011	2010
Cash flow provided by (used in) operating activities	$1,404,402	$(2,544,328)
Cash flow used in investing activities	(9,658,340)	(3,415,551)
Cash flow provided by financing activities	7,384,577	9,161,798

As of June 30, 2011 we had working capital totaling approximately $20.5 million, including cash and cash equivalents of $5.6 million.

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

Net cash generated in financing activities for the fiscal year ended June 30, 2011 was $7.4 million and related primarily to: 1) Issuance of trade notes payable amounted to $7.4 million; 2) a contracted sale-lease back financing amounted to $0.8 million; and 3) proceeds from additional borrowings from employees amounted to $6.8 million. Net generated in financing activities for the fiscal year ended June 30, 2010 was $9.2 million and was related primarily to the increase of proceeds from bank loan, sale-lease back financing and employees, reduction of trade notes payable and repayment of borrowings from employees during the year.

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

On April 28, 2011, the subsidiary of the company, Likang entered into one long-term loan agreement with Bank of Qingdao. The long-term loan borrowing outstanding from Bank of Qingdao were approximately $6.2 million and born an average interest rate 7.6475% in the first year. The loan agreements have 5-year terms, contain customary affirmative and negative covenants and will expire in April 28, 2016.

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

Jpak Group, Inc.

Date: October 11, 2011	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: October 11, 2011	By:	/s/ Yongbo Wang
Yongbo Wang CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 11, 2011	By:	/s/ Yijun Wang
Yijun Wang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: October 11, 2011	By:	/s/ Ming Qi
Ming Qi DIRECTOR

Date: October 11, 2011	By:	/s/ Huation Sha
Huatian Sha DIRECTOR

Date: October 11, 2011	By:	/s/ Qingjun Yang
Qingjun Yang DIRECTOR

Date: October 11, 2011	By:	/s/ Wenjie Li
Wenjie Li DIRECTOR

Date: October 11, 2011	By:	/s/ Yongbo Wang
Yongbo Wang CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER