Form 10-Q
period 2011-09-30
Jpak Group, Inc.
filed 2011-11-14
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐    No ☑

 As of November 11, 2011 there were 36,368,344 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,209,311	$5,574,130
Restricted cash	20,747,726	12,904,460
Accounts receivable, net of allowance for doubtful accounts of $1,355,071	20,057,214	14,369,228
and $1,339,485 at September 30, 2011 and June 30, 2011, respectively
Inventory	12,550,906	10,655,991
Trade notes receivable	148,675	30,940
Other receivables	166,319	627,444
Advance payments	928,103	773,833
Prepaid expenses and other current assets	242,330	515,229
Total current assets	56,050,584	45,451,255

Property and equipment, net	23,208,633	18,706,975

Other noncurrent assets:
Advance payments – non current	734,451	592,489
Intangible assets, net	3,155,027	3,134,678
Deferred loss on sales of assets	2,271,671	2,302,922
Prepaid expenses	1,144,902	1,111,259

Total assets	$86,565,268	$71,299,578

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,487,134	$5,402,866
Trade notes payable	20,695,883	12,513,972
Short-term bank loans	3,130,000	3,094,000
Current portion of long-term debt	3,701,047	3,899,818
Income tax payable	92,024	9,986
Other current liabilities	244,044	116,110
Total current liabilities	38,350,132	25,036,752
Long-term debt	10,735,611	9,883,005
Total liabilities	49,085,743	34,919,757

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at September 30, 2011
and June 30, 2011, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,645	23,903,645
Retained earnings	2,932,161	2,252,319
Statutory reserves	1,826,236	1,826,236
Accumulated other comprehensive income	4,792,949	4,374,319
Total stockholders’ equity	37,368,699	36,270,227
Noncontrolling interest	110,826	109,594
Total equity	37,479,525	36,379,821

Total liabilities and equity	$86,565,268	$71,299,578

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Sales	$24,357,736	$16,185,647

Cost of sales	21,514,314	12,625,157

Gross profit	2,843,422	3,560,490

Operating expenses
Selling, general and administrative	2,220,766	2,232,495

Income from operations	622,656	1,327,995

Other income (expenses):
Interest Income	44,919	27,705
Interest expense	(176,378)	(178,441)
Non-operating income, net	280,438	(12,567)

Total other income (expenses)	148,979	(163,303)

Income before provision for income taxes	771,635	1,164,692

Provision for income taxes	91,836	187,436

Net income	679,799	977,256

Less: net loss attributable to noncontrolling interest	(43)	(44)

Net income attributable to Jpak Group, Inc.	679,842	977,300

Undistributed income attributable to preferred stockholders	315,809	453,987

Net income attributable to common stockholders	$364,033	$523,313

Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	36,368,334	36,368,334
Diluted	67,918,795	67,918,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Net income	$679,799	$997,256

Other comprehensive income
Foreign currency translation adjustment	419,905	521,161

Total other comprehensive income	419,905	521,161

Comprehensive income	1,099,704	1,498,417

Less: comprehensive income attributable to the
noncontrolling interest	1,232	1,671

Comprehensive income attributable to Jpak Group, Inc.	$1,098,472	$1,496,746

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$679,799	$977,256
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	410,334	341,021
Loss on disposal of fixed assets	28,960	9,165
Non-cash payments of rent	-	28,911
Gain on acquisition of a subsidiary - Jiexin	(206,291)
Changes in assets and liabilities:
Accounts receivable	(4,962,007)	(626,169)
Inventory	(927,460)	(512,655)
Trade notes receivable	(117,135)	122,841
Other receivables	(17,483)	(736,665)
Advance payments	(80,462)	337,004
Prepaid expenses and other current assets	286,019	(247,447)
Accounts payable and accrued expenses	4,956,403	1,460,432
Income tax payable	81,754	59,749
Other current liabilities	(293,891)	(5,628)
Total adjustments	(841,259)	230,559

Net cash provided by (used in) operating activities	(161,460)	1,207,815

Cash flows from investing activities:
Advance payments for fixed assets	(134,792)	(130,326)
Additions to property and equipment	(4,215,193)	(1,023,164)
Proceeds from disposal of fixed assets	-	5,802
Acquisition of intangible assets – land use rights	-	(3,032,962)
Acquisition of a subsidiary - Jiexin, net of cash	(757,888)	-

Net cash used in investing activities	(5,107,873)	(4,180,650)

Cash flows from financing activities:
Restricted cash	(7,677,387)	953,888
Issuance (repayment) of trade notes payable	8,019,874	(1,465,474)
Proceeds from long-term debt	492,457	67,999

Net cash provided by (used in) financing activities	834,944	(443,587)

Effect of foreign currency translation on cash	69,570	24,169

Net decrease in cash and cash equivalents	(4,364,819)	(3,392,253)

Cash and cash equivalents – beginning	5,574,130	6,221,273

Cash and cash equivalents – ending	$1,209,311	$2,829,020

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

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. For the three months ended September 30, 2011, the Company consolidated the financial statements of Qingdao Jiexin with intercompany transactions, including investment in Qingdao Jiexin of RMB 5,000,000 (approximately $773,500), eliminated.  The acquisition was recorded as an equity transaction at cost and approximately $206,291 gain was recorded.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2011 and 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2011 and 2010.

Note 3– Restricted Cash

As of September 30, 2011 and June 30, 2011, the Company had restricted cash of $20,747,726 and $12,904,460, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,355,071 and $1,339,485 as of September 30, 2011 and June 30, 2011, respectively. The allowance was mainly made for a customer currently under bankruptcy restructuring and we estimate that chances to recover the outstanding allowance balance from this customer are remote.

Note 5 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, as of September 30, 2011 and June 30, 2011 consists of the following:

	September 30, 2011	June 30, 2011

Raw materials	$9,221,165	$8,423,431
Work in process	1,196,045	675,738
Finished goods	1,773,387	1,296,126
Parts and supplies	360,309	260,696

Total	$12,550,906	$10,655,991

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Advance Payments

Advance payments as of September 30, 2011and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Advance payments for inventory	$928,103	$773,833
Advance payments for equipment	734,451	592,489

Total	$1,662,554	$1,366,322

Note 7 – Property and Equipment

Property and equipment as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Buildings	$4,352,613	$4,928,620
Machinery and equipment	16,305,257	14,435,629
Machinery—capital lease	3,208,250	3,370,395
Subtotal	23,866,120	22,734,644
Less: Accumulated depreciation	11,660,730	11,040,592
	12,205,390	11,694,052
Add: Construction in progress	11,003,243	7,012,923

Total	$23,208,633	$18,706,975

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $394,242 and $335,880, respectively. For the three months ended September 30, 2011, amortization of machinery and equipment under capital lease included in depreciation expense was $57,927.

Note 8 – Intangible Assets

Intangible assets at September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Land use rights	$3,224,900	$3,187,808
Less: accumulated amortization	69,873	53,130

Total	$3,155,027	$3,134,678

The intangible assets represent consideration payments and other expenditures of Qingdao Likang for land use rights of a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended September 30, 2011 and 2010 was $16,092 and $5,141, respectively.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Accounts payable	$9,783,925	$4,745,322
Accrued expenses	703,209	657,544

Total	$10,487,134	$5,402,866

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 10 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of September 30, 2011 and June 30, 2011 were $20,695,883 and $12,513,972 respectively.

Note 11 – Short-Term Bank Loans

Short term bank loans as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

On January 14, 2011, the Company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by January 13, 2012. Interest is to be calculated using an annual fixed rate of 6.1005% and paid monthly. The loan was secured by the Company's property.	$626,000	$618,800

On January 18, 2011, the Company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by January 18, 20112. Interest is to be calculated using an annual fixed rate of 6.1005% and paid monthly. The loan was secured by the Company's property.	$1,252,000	$1,237,600

On January 26, 2011, the company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by January 26, 2012. Interest is to be calculated using an annual fixed rate of 6.1005% and paid monthly. The loan was secured by the Company’s property.	$1,252,000	$1,237,600
Total short-term bank loans	$3,130,000	$3,094,000

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Long-Term Debt

Long term debt as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30,	June 30,
	2011	2011

The Company obtained loans from employees, upon which interest is payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until February 07, 2012, as per the terms of the loan agreement.	$6,318,293	$5,385,107

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is $437,658 and the term of the arrangement is four years. Refer to Note 18.	$762,661	$843,561

In December 2010, two other sale-leaseback agreements established on November 27, 2009 went into effect, which represents financing arrangement in the total amount of approximately $1.65 million, received in two allotments. The annual principal and interest payment is $497,705 and the term of the arrangement is four years. Refer to Note 18.	$1,095,704,	$1,366,155

	September 30,	June 30,
	2011	2011

On April 28, 2011, the Company obtained a loan from Bank of Qingdao. The Principle is to be paid in full by April 28, 2016. The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s bank. The average annual interest rate for the three month ended September 30, 2011 was approximately 7.6475%. Interest is paid monthly. The loan was designated to finance the construction of Qingdao Likang. The loan was secured by the Company’s construction in progress and guaranteed by the Company’s subsidiary-Qingdao Renmin.
	$6,260,000	$6,188,000
Total	$14,436,658	$13,782,823
Less: Current portion of loans	2,489,915	2,688,686
Current portion of obligation under capital lease	1,211,132	1,211,132

Total Current portion	3,701,047	3,899,818

Total long-term portion	$10,735,611	$9,883,005

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 – Stockholders’ Equity and Related Financing Agreements (continued)

On December 15, 2010, JPAK granted five years options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of $0.20 per share to four of its key employees in accordance with the 2010 Equity Incentive Plan. All the options vested immediately upon issuance. The fair value of each option grant is estimated on the granted date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 2010: expected volatility of 299.23 percent and risk-free interest rate of 2.11 percent.

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the three months ended September 30, 2011 and 2010, the income tax expense was $ 91,836 and $187,436, respectively.

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

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $96,006 and $136,676 for the three months ended September 30, 2011 and 2010, respectively.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 17 - Risk of Concentrations and Credit Risk

For the three months ended September 30, 2011 and 2010, five vendors accounted for approximately 82% and 77% of the Company’s purchases, respectively. Total purchases from these vendors were $20,607,367 and $11,736,904 for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011 and 2010, five customers accounted for approximately 58% and 55% of the Company’s revenue, respectively. Total sales to these customers were $14,120,428 and $8,840,612 for the three months ended September 30, 2011 and 2010, respectively.

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

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed one of them through the refinancing of its printing equipment. Equipment with book value of approximately $3.4 million was sold for approximately $1.4 million.  The other two arrangements went into effect in December 2010, pursuant to which the equipment with book value of approximately $2.4 million was sold for $ 1.65 million. The cash received was used towards the original invoice amount. The transaction has been accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the three months ended September 30, 2011 and 2010, the Company amortized $52,308 and $44,782 of the deferred loss into depreciation expense respectively. A financing obligation in the amount of $3.05 million representing the proceeds has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2012	$885,550
2013	885,550
2014	755,958
Total	$2,527,058

The Company has the option to purchase the equipment at the end of the lease term.

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Basic EPS for the quarter ended September 30, 2011 was computed as follows:

Net income	$679,842
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed earnings	$679,842

Basic earnings per share amounts:

		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.02	0.01
Totals	$0.01	$0.02	$0.02	$0.01

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 19 – Earnings Per Share (continued)

Diluted EPS for the quarter ended September 30, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$364,033	36,368,334	$0.01
Warrants	-	-	-
	364,033	36,368,334	$0.01
Series A preferred stock conversion	112,279	11,217,128	-
Series B preferred stock conversion	83,414	8,333,333	-
Series C preferred stock conversion	120,116	12,000,000	-
Diluted earnings for common stock	$679,842	67,918,795	$0.01

Basic EPS for the quarter ended September 30, 2010 was computed as follows:

Net income	$977,300
Less dividends paid to:
Common shareholders	-
Series A convertible preferred shareholders	-
Series B convertible preferred shareholders	-
Series C convertible preferred shareholders	-
Undistributed earnings	$977,300

Basic earnings per share amounts:

		Series A	Series B	Series C
	Common	convertible	Convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.03	0.02	0.01
Totals	$0.01	$0.03	$0.02	$0.01

JPAK GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 19 – Earnings Per Share (continued)

Diluted EPS for the quarter ended September 30, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$523,313	36,368,334	$0.01
Warrants	-	-	-
	523,313	36,368,334	$0.01
Series A preferred stock conversion	161,406	11,217,128	-
Series B preferred stock conversion	119,910	8,333,333	-
Series C preferred stock conversion	172,671	12,000,000	-
Diluted earnings for common stock	$977,300	67,918,795	$0.01

Note 20 – Supplemental Cash Flow Information

	Three Months Ended September 30,
	2011	2010

Cash paid for interest	$176,378	$186,075
Cash paid for income taxes	$9,798	$127,687

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three months ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. For the three months ended September 30, 2011, the Company consolidated the financial statements of Qingdao Jiexin through intercompany transactions, including investment in Qingdao Jiexin of RMB 5,000,000 (approximately $773,500).  This transaction was recorded as an equity transaction at cost and approximately 206,291 gain was recorded in non-operation income.

Competitive environment

The market for packaging products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, competitive combination products and new information of marketed products or post-marketing surveillance.

Due to China’s new anti-monopoly laws, some of our larger competitors decreased the amounts of bundled products they offer, which may cause them to lower their prices. Because of the relatively high margin offered by the products in this sector, local suppliers continue to enter this space, thereby creating more competition.  As a result of growing competition, our sales prices and gross margin have been affected.

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

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour.  As disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2011, we finished testing this machine with one of our customers; however, the test results were unsatisfactory and we may need to send the machine back to the Xi’an Machinery for adjusting.   As this is our first filing machine, the testing and adjustments needed, and therefore the time it takes for the machines to run as we planned, is  taking longer than expected.  The second filing machine was installed and began production; we expect to put it into the experimental stage by March 2012.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our two SIG packaging lines, which can produce packages for small customers.  We continue to improve both quality and stability of these two new lines. We plan to add up to eight additional lines by 2014.  Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

Manufacturing, Sales and Marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production machinery. Our current annual capacity is approximately 4.5 billion packs for normal packaging. Once SIG packaging proves its ability to produce packages in large batches, assuming funding is available, management plans to introduce up to eight more production lines with anticipated annual capacity of 80 million packs per SIG line.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we have decreased the scrap percentage and lowered our costs. Although our market share increased because of old and new customer development,   because of rising raw material prices and decreased sales prices, our profit margin is much smaller than before.

With the planning and construction of our new plant Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in the beginning of 2012. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended September 30, 2011 and 2010

Three Months Ended September 30	2011	2010
Sales	$24,357,736	$16,185,647
Cost of sales	$21,514,314	$12,625,157
Gross profit	$2,843,422	$3,560,490
Selling, general and administrative expenses	$2,220,766	$2,232,495
Other income (expense)	$148,979	$(163,303)
Income taxes	$91,836	$187,436
Noncontrolling interest	$(43)	$(44)
Net income attributable to Jpak Group, Inc.	$679,842	$977,300
Foreign currency translation adjustment	$419,905	$501,161
Comprehensive income (loss)	$1,099,704	$1,498,417

Sales. Total sales were approximately $24.4 million for the three months ended September 30, 2011 as compared with approximately $16.2 million for the three months ended September 30, 2010, a significant increase of approximately $8.2 million, or 50%.  The increase was mainly due to our continued sales and marketing efforts to locate new customers who contributed to the sales growth. Although the total sales volume increased largely in this period, our revenue decreased because the sale prices of our products decreased and the materials prices increased. With our competitive pricing advantage, we have added 5 new domestic customers and 1 overseas customer  in this quarter which accounted for 6% of total revenue.

Cost of Sales. Cost of sales for the three months ended September 30, 2011 was approximately $21.5 million, or 88.3% of sales, as compared with $12.6 million, or 78% of sales, for the three months ended September 30, 2010, an increase of approximately $8.9million or 10.3%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 10.3% was due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in the period covered by this Report. Our cost of sales may continue to rise as the global commodity prices move higher. We have no control over the cost of our major raw materials such as paper and plastic particles. Although we constantly try to lower our  cost of sales, our efforts may prove insignificant compared with the price increase of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the three months ended September 30, 2011 was approximately 11.7% as compared with 22% for the three months ended September 30, 2010, a decrease of 10.3%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2.22 million for the three months ended September 30, 2011 as compared with approximately $2.23 million for the three months ended September 30, 2010.  Although the sales increase sharply, the company decreases the management members’ salaries to save the administrative expenses.

Income tax.  Income tax was approximately $0.09 million for the three months ended September 30, 2011 as compared with approximately $0.19 million for the three months ended September 30, 2010, a decrease of approximately $0.09 million or 52.6% in accordance with the change of profit before tax.

Net income.  Net income was approximately $0.68 million for the three months ended September 30, 2011 as compared with net income of $1 million for the three months ended September 30, 2010, a decrease of approximately $0.32 million, or 30.6%. The decrease in net income was primarily due to the increase of cost of sales.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $419,905 for the three months ended September 30, 2011 compared with a gain of $501,161 for the three months ended September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2011 were translated at RMB6.3898 to US$1.00 as compared with RMB6.6800 to US$1.00 at September 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2011 and 2010 were RMB6.4029 and RMB6.7613 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $1.1 million for the three months ended September 30, 2011 as compared with $1.5 million for the three months ended September 30, 2010. The decrease of comprehensive income was mainly due to the large increase of our net income.

Liquidity and Capital Resources

	For the three months ended September 30,
	2011	2010
Cash flow provided by (used in) operating activities	$(161,460)	$1,207,815
Cash flow used in investing activities	(5,107,873)	(4,180,560)
Cash flow provided by (used in) financing activities	834,944	(443,587)

As of September 30, 2011, we had working capital totaling approximately $17.7 million, including cash and cash equivalents of $1.2 million.

Net cash used in operating activities was approximately $0.2 million for the three months ended September 30, 2011. This net cash used was primarily due to the decrease of accounts receivable balances by approximately $5million. Net cash generated in operating activities was $1.2 million for the three months ended September 30, 2010 due to the increase of accounts payable balances by approximately $1.5 million.

Net cash used in investing activities for the three months ended September 30, 2011 totaled $5.1 million and related primarily to the purchase and advanced payments for property and consideration for acquisition of Jiexin, a subsidiary. Net cash used in investing activities for the three months ended September 30, 2010 totaled $4.2 million and also related primarily to the purchase and advanced payments for property and equipment and the consideration paid for a land use right of Qingdao Likang.

Net cash provided by financing activities for the three months ended September 30, 2011 was $0.8 million and related primarily to the repayment of trade notes payable. Net cash used in financing activities for the three months ended September 30, 2010 was $0.4 million and was related primarily to the repayment of trade notes payable.

Borrowings and Credit Facilities

We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of September 30, 2011 and 2010 were approximately $3.1 million and $3.0 million, respectively. The loan borrowed in 2011 bore an average interest rate of 6.1005% per annum, and borrowed in 2010 bore an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January 2012. As of September 30, 2011, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

On April 28, 2011, the subsidiary of the company, Likang entered into one long-term loan with the Bank of Qingdao for approximately $6.2 million with an average interest rate 7.6475% in the first year. The loan agreement has a 5-year term, contains customary affirmative and negative covenants and will expire in April 28, 2016.

Capital Commitment

On August 12, 2010, Qingdao Likang, our indirectly owned subsidiary, entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use right for a parcel of land in Qingdao with an area of approximately 65,064 square meters. Qingdao Likang has paid the consideration and started building a new plant on the land and the construction is estimated to be completed by March 2012.

The agreement also included provisions that requires total investments for the project of not less than RMB242.1 million (US$35.66 million) before August 12, 2013 with a conditional one-year extension. The amount of total investment refers to the amount of capital that will be spent in the construction and operations of the plant. It includes not only the registered capital, but also future borrowings such as bank loans and funds from the potential investors.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s 2011 10-K for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2011.

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

Nevertheless, we would like to draw your attention to a number of remaining significant deficiencies with our internal controls, as described in our Form 10-K for the year ended June 30, 2011.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. After the evaluation, we believe these deficiencies are significant, but not material after taking into account our risk assessment and existing controls both at the entity and process levels.  The significant deficiencies identified in the Form 10-K for the year ended June 30, 2011, which have been partially remediated, are as follows:

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

3.	For the remediation measures that have recently been implemented, they are relatively new and their operating effectiveness still needs to be monitored carefully.

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

Date: November 14, 2011