Form 10-Q/A
period 2011-09-30
Jpak Group, Inc.
filed 2012-01-19
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Form 10-Q/A for the period ended September 30, 2011 (“Amended Report”) pursuant to comments from the Securities and Exchange Commission, dated January 5, 2012 regarding the acquisition of Qingdao Jiexin Recycling Resources Technological Developments Co., Ltd. The only change to the original Form 10-Q filed on November 14, 2011 (“Original Report”), is reflected in paragraph 5 of Note 1 – Organization and Nature of Business of the Financial Statements. This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of November 14, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. The fair value of the identifiable assets acquired and liabilities assumed of $979,791 exceeded the fair value of the purchase price of the business of $773,500. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the Company recognized a gain of $206,291 associated with the acquisition. The gain is included in the line item “Non-operating income” in the Consolidated Statements of Operations for the three months ended September 30, 2011. For the three months ended September 30, 2011, the Company consolidated the financial statements of Qingdao Jiexin and eliminated the intercompany transactions, including the RMB 5,000,000 (approximately $773,500) investment in Qingdao Jiexin.

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

Date: January 19, 2012