Form 10-Q
period 2011-12-31
Jpak Group, Inc.
filed 2012-02-14
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86-532) 84616387

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes  ☒     No ☐

 As of February 10, 2012, there were 36,368,344 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

1

JPAK GROUP, INC.

Consolidated Financial Statements

December 31, 2011 and 2010

(Unaudited)

PART I – FINANCIAL INFORMATION

JPAK GROUP, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,624,657	$5,574,130
Restricted cash	20,939,764	12,904,460
Accounts receivable, net of allowance for doubtful accounts of $1,362,864	14,234,576	14,369,228
and $1,339,485 at December 31, 2011 and June 30, 2011, respectively
Due from factor	716,643	—
Inventory	13,368,101	10,655,991
Trade notes receivable	129,068	30,940
Other receivables	104,129	627,444
Advance payments	789,224	773,833
Prepaid expenses and other current assets	462,401	515,229
Total current assets	53,368,563	45,451,255

Property and equipment, net	25,672,423	18,706,975

Other noncurrent assets:
Advance payments – non current	145,433	592,489
Intangible assets, net	3,156,953	3,134,678
Deferred loss on sales of assets	2,226,289	2,302,922
Prepaid expenses	1,140,980	1,111,259

Total assets	$85,710,641	$71,299,578

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9,658,734	$5,402,866
Trade notes payable	20,534,946	12,513,972
Short-term bank loans	3,148,000	3,094,000
Current portion of long-term debt	3,998,686	3,899,818
Income tax payable	92,553	9,986
Other current liabilities	346,553	116,110
Total current liabilities	37,779,472	25,036,752
Long-term debt	10,116,620	9,883,005
Total liabilities	47,896,092	34,919,757

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at December 31, 2011
and June 30, 2011, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,645	23,903,645
Retained earnings	3,071,172	2,252,319
Statutory reserves	1,826,236	1,826,236
Accumulated other comprehensive income	4,988,412	4,374,319
Total stockholders’ equity	37,703,173	36,270,227
Noncontrolling interest	111,376	109,594
Total equity	37,814,549	36,379,821

Total liabilities and equity	$85,710,641	$71,299,578
The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	$19,686,287	$16,658,221	$44,044,023	$32,843,868

Cost of sales	17,077,534	13,774,638	38,591,848	26,399,795

Gross profit	2,608,753	2,883,583	5,452,175	6,444,073

Operating expenses
Selling, general and administrative	2,285,353	3,307,261	4,506,119	5,539,756

Income (loss) from operations	323,400	(423,678)	946,056	904,317

Other income (expenses):
Interest Income	170,925	28,559	215,844	56,264
Interest expense	(248,203)	(184,150)	(424,581)	(362,591)
Non-operating income, net	(57,286)	24,908	223,152	12,341

Total other income (expenses)	(134,564)	(130,683)	14,415	(293,986)

Income (loss) before provision for income taxes	188,836	(554,361)	960,471	610,331

Provision for income taxes	49,912	125,906	141,748	313,342

Net income (loss)	138,924	(680,267)	818,723	296,989

Less: net loss attributable to noncontrolling interest	(87)	(37)	(130)	(81)

Net income (loss) attributable to Jpak Group, Inc.	139,011	(680,230)	818,853	297,070

Undistributed income attributable to preferred
stockholders	64,575	—	380,384	137,999

Net income (loss) attributable to common
stockholders	$74,436	$(680,230)	$438,469	$159,071

Basic earnings per common share	$0.00	$(0.02)	$0.01	$0.00
Diluted earnings per common share	$0.00	$(0.02)	$0.01	$0.00

Weighted average number of common shares outstanding
Basic	36,368,334	36,368,334	36,368,334	36,368,334
Diluted	67,918,795	36,368,334	67,918,795	67,918,795

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$138,924	$(680,267)	$818,723	$296,989

Other comprehensive income
Foreign currency translation adjustment	196,100	458,208	616,005	979,369

Total other comprehensive income	196,100	458,208	616,005	979,369

Comprehensive income (loss)	335,024	(222,059)	1,434,728	1,276,358

Less: comprehensive income attributable to
the noncontrolling interest	550	1,391	1,782	3,062

Comprehensive income (loss) attributable to
Jpak Group, Inc.	$334,474	$(223,450)	$1,432,946	$1,273,296

 The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$818,723	$296,989
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	859,851	689,237
Share-based payment	—	719,439
Loss on disposal of fixed assets	105,293	9,491
Deferred tax assets	(25,398)	—
Gain on acquisition of a subsidiary - Jiexin	(207,083)	—
Changes in assets and liabilities:
Accounts receivable	933,524	2,663
Inventory	(1,673,106)	(1,248,756)
Trade notes receivable	(97,204)	491,823
Other receivables	45,347	(72,699)
Advance payments	63,449	(525,026)
Prepaid expenses and other current assets	105,161	(664,690)
Accounts payable and accrued expenses	4,091,787	830,250
Income tax payable	82,068	60,258
Other current liabilities	(194,313)	55,352
Total adjustments	4,089,376	347,342

Net cash Provided by operating activities	4,908,099	644,331

Cash flows from investing activities:
Advance payments for fixed assets	455,022	24,601
Additions to property and equipment	(7,032,254)	(3,648,505)
Proceeds from disposal of fixed assets	46,900	5,852
Acquisition of intangible assets – land use rights	—	(3,058,800)
Acquisition of a subsidiary - Jiexin, net of cash	(760,799)	—

Net cash used in investing activities	(7,291,131)	(6,676,852)

Cash flows from financing activities:
Restricted cash	(7,779,317)	(2,851,076)
Due from factor	(713,820)	—
Issuance of trade notes payable	7,771,831	2,463,965
Proceeds from long-term debt	91,567	2,064,413

Net cash provided by (used in) financing activities	(629,739)	1,677,302

Effect of foreign currency translation on cash	63,298	65,044

Net decrease in cash and cash equivalents	(2,949,473)	(4,290,175)

Cash and cash equivalents – beginning	5,574,130	6,221,273

Cash and cash equivalents – ending	$2,624,657	$1,931,098

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

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (“Qingdao Likang”), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of December 31, 2011, approximately $7.1 million or 52.6% of total registered capital has been invested and the remaining $6.4 million of the registered capital will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital investment.

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. The fair value of the identifiable assets acquired and liabilities assumed of $979,791 exceeded the fair value of the purchase price of the business of $773,500. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the Company recognized a gain of $207,083 associated with the acquisition. The gain is included in the line item “Non-operating income” in the Consolidated Statements of Operations for the six months ended December 31, 2011. For the six months ended December 31, 2011, the Company consolidated the financial statements of Qingdao Jiexin and eliminated the intercompany transactions, including the RMB 5,000,000 (approximately $773,500) investment in Qingdao Jiexin.

Substantially all of the Company’s business is conducted through Qingdao Renmin, an operating subsidiary established in the Peoples Republic of China, in which the Company indirectly holds a 100% interest.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Note 3– Restricted Cash

As of December 31, 2011 and June 30, 2011, the Company had restricted cash of $20,939,764 and $12,904,460, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $1,362,864 and $1,339,485 as of December 31, 2011 and June 30, 2011, respectively. The allowance includes receivable from a customer currently under bankruptcy restructuring. We estimate that the chances to recover the outstanding balance from this customer are remote.

Note 5 – Due from Factor

Due from factor as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Receivables assigned to factor	$3,549,843	$—
Advance from factor	(2,833,200)	—
Amounts due from factor	$716,643	$—

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 5– Due From Factor (continued)

Pursuant to the factoring agreement, with recourse against the Company in the event of a loss, Industrial and commercial bank of China acts as its factor for some of its receivables, which are assigned on a pre-approved basis. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on September 30, 2012.

Note 6 – Inventory

Inventory, consisting of material, labor, and manufacturing overhead, as of December 31, 2011 and June 30, 2011 consists of the following:

	December 31, 2011	June 30, 2011

Raw materials	$8,033,002	$8,423,431
Work in process	1,166,243	675,738
Finished goods	3,880,842	1,296,126
Parts and supplies	288,014	260,696

Total	$13,368,101	$10,655,991

Note 7 – Advance Payments

Advance payments as of December 31, 2011and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Advance payments for inventory	$789,224	$773,833
Advance payments for equipment	145,433	592,489

Total	$934,657	$1,366,322

Note 8 – Property and Equipment

Property and equipment as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Buildings	$5,041,398	$4,928,620
Machinery and equipment	15,632,302	14,435,629
Machinery—capital lease	3,226,700	3,370,395
Subtotal	23,900,400	22,734,644
Less: Accumulated depreciation	11,963,081	11,040,592
	11,937,319	11,694,052
Add: Construction in progress	13,735,104	7,012,923

Total	$25,672,413	$18,706,975

Depreciation expenses for the three months ended December 31, 2011 and 2010 were $433,302 and $332,866, respectively. For the six months ended December 31, 2011 and 2010 were $827,544 and $668,746, respectively. For the six months ended December 31, 2011 and 2010, amortization of machinery and equipment under capital lease included in depreciation expense was $111,022 and $90,236, respectively.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 9 – Intangible Assets

Intangible assets at December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Land use rights	$3,243,445	$3,187,808
Less: accumulated amortization	86,492	53,130

Total	$3,156,953	$3,134,678

The intangible assets represent consideration payments and other expenditures of Qingdao Likang for land use rights of a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended December 31, 2011 and 2010 was $16,215 and $15,350, respectively. For the six months ended December 31, 2011 and 2010 was $32,307 and $20,491, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Accounts payable	$8,906,303	$4,745,322
Accrued expenses	752,431	657,544

Total	$9,658,734	$5,402,866

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of December 31, 2011 and June 30, 2011 were $20,534,946 and $12,513,972 respectively.

Note 12 – Short-Term Bank Loans

Short term bank loans as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31,	June 30,
	2011	2011
On January 14, 2011, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
13, 2012. Interest is to be calculated using an annual fixed rate of 6.1005%
and paid monthly. The loan was secured by the Company's property	$629,600	$618,800

On January 18, 2011, the Company obtained a loan from Qingdao City
Commercial Bank, out of which, the principal is to be paid in full by January
18, 20112. Interest is to be calculated using an annual fixed rate of 6.1005%
and paid monthly. The loan was secured by the Company's property	$1,259,200	$1,237,600
On January 26, 2011, the company obtained a loan from Qingdao City Commercial Bank, out of which, the principal is to be paid in full by January 26, 2012. Interest is to be calculated using an annual fixed rate of 6.1005% and paid monthly. The loan was secured by the Company’s property	$1,259,200	$1,237,600
Total short-term bank loans	$3,148,000	$3,094,000

Note 13 – Long-Term Debt

Long term debt as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31,	June 30,
	2011	2011

Loans from employees, interest is
payable at an annual fixed rate of 10%. Interest payments are made semi-annually with no principal payments due until February 07, 2012,
as per the terms of the loan agreement	$6,011,106	$5,385,107

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was accounted for as a financing arrangement in the amount of approximately
$1.4 million. The annual principal and interest payment is $441,048
and the term of the arrangement is four years. Refer to Note 19	$670,148	$843,561
In December 2010, two other sale-leaseback agreements established on November 27, 2009 went into effect, which represents financing arrangement in the total amount of approximately $1.65 million, received in two allotments. The annual principal and interest payment is $501,561 and the term of the arrangement is four years. Refer to Note 19	$1,138,052	$1,366,155

On April 28, 2011, the Company obtained a loan from Bank of Qingdao. The Principle is to be paid in full by April 28, 2016. The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s bank. The average interest rate for the six month ended December 31, 2011 was approximately 7.6475%. Interest is paid monthly. The loan was designated to finance the construction of Qingdao Likang. The loan was secured by the Company’s construction in progress and guaranteed by the Company’s subsidiary-Qingdao Renmin	$6,296,000	$6,188,000
Total	$14,115,306	$13,782,823
Less: Current portion of loans	2,787,554	2,688,686
Current portion of obligation under capital lease	1,211,132	1,211,132

Total Current portion	3,998,686	3,899,818

Total long-term portion	$10,116,620	$9,883,005

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

 (Unaudited)

Note 14 – Stockholders’ Equity and Related Financing Agreements (continued)

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

 (Unaudited)

Note 14 – Stockholders’ Equity and Related Financing Agreements (continued)

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

Note 15 – Income Taxes

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the six months ended December 31, 2011 and 2010, the income tax expense was $141,748 and $303,937, respectively.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 15 – Income Taxes (continued)

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

Note 16 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $524,997 and $311,879 for the six months ended December 31, 2011 and 2010, respectively.

Note 17 – Risk Factors

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

Note 18 - Risk of Concentrations and Credit Risk

For the six months ended December 31, 2011 and 2010, five vendors accounted for approximately 81% and 71% of the Company’s purchases, respectively. Total purchases from these vendors were $39,126,687 and $20,477,832 for the six months ended December 31, 2011 and 2010, respectively.

For the six months ended December 31, 2011 and 2010, five customers accounted for approximately 48% and 55% of the Company’s revenue, respectively. Total sales to these customers were $24,299,819 and $20,477,832 for the six months ended December 31, 2011 and 2010, respectively

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 19 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

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

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 19 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement (continued)

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the six months ended December 31, 2011 and 2010, the Company amortized $110,721 and $90,714 of the deferred loss into depreciation expense respectively. A financing obligation in the amount of $3.05 million representing the proceeds has been recorded under long-term debt in the Company’s Balance Sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2012	$885,550
2013	885,550
2014	755,958
Total	$2,527,058

The Company has the option to purchase the equipment at the end of the lease term.

Note 20 – Earnings Per Share

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

Basic EPS for the three months ended December 31, 2011 was computed as follows:

Net income	$139,011
Less dividends paid to:
Common shareholders	—
Series A convertible preferred shareholders	—
Series B convertible preferred shareholders	—
Series C convertible preferred shareholders	—
Undistributed earnings	$139,011

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.00	0.00	0.00	0.00
Totals	$0.00	$0.00	$0.00	$0.00

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 20 – Earnings Per Share (continued)

Diluted EPS for the three months ended December 31, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$74,436	36,368,334	$0.00
Warrants	—	—	—
	74,436	36,368,334	$0.00
Series A preferred stock conversion	22,958	11,217,128	—
Series B preferred stock conversion	17,056	8,333,333	—
Series C preferred stock conversion	24,561	12,000,000	—
Diluted earnings for common stock	$139,011	67,918,795	$0.00

Basic EPS for the three months ended December 31, 2010 was computed as follows:

Net loss	$(680,230)
Less dividends paid to:
Common shareholders	—
Series A convertible preferred shareholders	—
Series B convertible preferred shareholders	—
Series C convertible preferred shareholders	—
Undistributed loss	$(680,230)

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	(0.01)	0.00	0.00	0.00
Totals	$(0.01)	$0.00	$0.00	$0.00

Diluted EPS for the three months ended December 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$(680,230)	36,368,334	$(0.02)
Warrants	—	—	—
	(680,230)	36,368,334	$(0.02)
Series A preferred stock conversion	—	—	—
Series B preferred stock conversion	—	—	—
Series C preferred stock conversion	—	—	—
Diluted earnings for common stock	$(680,230)	36,368,334	$(0.02)

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 20 – Earnings Per Share (continued)

Basic EPS for the six months ended December 31, 2011 was computed as follows:

Net income			$818,853
Less dividends paid to:
Common shareholders			-
Series A convertible preferred shareholders			-
Series B convertible preferred shareholders			-
Series C convertible preferred shareholders			-
Undistributed earnings

Basic earnings per share amounts:
		Series A		Series B	Series C
	Common	convertible		convertible	convertible
	Stock	preferred stock		preferred stock	preferred stock

Distributed earnings	$0.00	$0.00		$0.00	$0.00
Undistributed earnings	0.01	0.02		0.02	0.01
Totals	$0.01	$0.02		$0.02	$0.01

Diluted EPS for the six months ended December 31, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$438,469	36,368,334	$0.01
Warrants	—	—	—
	438,469	36,368,334	$0.01
Series A preferred stock conversion	135,238	11,217,128	—
Series B preferred stock conversion	100,469	8,333,333	—
Series C preferred stock conversion	144,677	12,000,000	—
Diluted earnings for common stock	$818,853	67,918,795	$0.01

Basic EPS for the six months ended December 31, 2010 was computed as follows:

Net income attributable to Jpak Group, Inc.		$297,070
Less dividends paid to:
Common shareholders		—
Series A convertible preferred shareholders		—
Series B convertible preferred shareholders		—
Undistributed earnings		$297,070

Basic earnings per share amounts:
			Series A	Series B	Series C
	Common		convertible	convertible	convertible
	Stock		preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00		$0.00	$0.00	$0.00
Undistributed earnings	0.00		0.01	0.01	0.00
Totals	$0.00		$0.01	$0.01	$0.00

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

 (Unaudited)

Note 20 – Earnings Per Share (continued)

Diluted EPS for the six months ended December 31, 2010 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$159,071	36,368,334	$0.00
Warrants	—	—	—
	159,071	36,368,334	$0.00
Series A preferred stock conversion	49,063	11,217,128	—
Series B preferred stock conversion	36,449	8,333,333	—
Series C preferred stock conversion	52,487	12,000,000	—
Diluted earnings for common stock	$297,070	67,918,795	$0.00

Note 21 – Supplemental Cash Flow Information

	Six Months Ended December 31,
	2011	2010

Cash paid for interest	$406,459	$365,737
Cash paid for income taxes	$59,181	$317,808

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three and six months ended December 31, 2011and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

On January 11, 2010, Qingdao Likang Packaging Co. Ltd (“Qingdao Likang”), a wholly-owned subsidiary of Grand International, was registered in Qingdao with a capital commitment of $13.5 million. As of December 31, 2011, approximately $7.1 million or 52.6% of total registered capital has been invested and the rest will be invested within two years since the registration. Grand International is allowed to use the capital raised or the profit generated by Qingdao Renmin for this capital injection.

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. The fair value of the identifiable assets acquired and liabilities assumed of $979,791 exceeded the fair value of the purchase price of the business of $773,500. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the Company recognized a gain of $207,083 associated with the acquisition. The gain is included in the line item “Non-operating income” in the Consolidated Statements of Operations for the six months ended December 31, 2011. For the six months ended December 31, 2011, the Company consolidated the financial statements of Qingdao Jiexin and eliminated the intercompany transactions, including the RMB 5,000,000 (approximately $773,500) investment in Qingdao Jiexin.

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

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour.  As disclosed in our Annual Report on Form 10-K/A for the year ended June 30, 2011, we finished testing this machine with one of our customers; however, the test results were unsatisfactory and we may need to send the machine back to the Xi’an Machinery for adjusting.   As this is our first filing machine, the testing and adjustments are necessary. Therefore, it may take longer than we originally expected for the machines to run as we planned.  The second filing machine was installed and began production in September 2011; we expect to start trial production by March 2012.

In addition, we are dedicated to developing packaging materials that can be used in the filling machines created by SIG. We have achieved technology breakthroughs with our two SIG packaging lines, which can produce packages for small customers.  In order to use SIG packaging lines to produce for big customers, we have been continuing on improving both quality and stability of these two new lines. We plan to add up to eight additional lines by 2014.  Management believes that these new SIG packaging lines will significantly increase our revenue and also provide relatively higher gross margins in the next several years.

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

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving production efficiency, we have decreased the scrap percentage and lowered our costs. Our market share increased because of old and new customer development,   however, our profit margin is much smaller than before due to the decreased sales prices. .

With the planning and construction of our new plant Qingdao Likang, we anticipate that a new line for normal packs and four new lines for SIG packs will be put into production in the April of 2012. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended December 31, 2011 and 2010

Three Months Ended December 31	2011	2010
Sales	$19,686,287	$16,658,221
Cost of sales	$17,077,534	$13,774,638
Gross profit	$2,608,753	$2,883,583
Selling, general and administrative expenses	$2,285,353	$3,307,261
Other income (expense)	$(134,564)	$(130,683)
Income taxes	$49,912	$125,906
Noncontrolling interest	$(87)	$(37)
Net income attributable to Jpak Group, Inc.	$139,011	$(680,267)
Foreign currency translation adjustment	$195,463	$456,780
Comprehensive income (loss)	$334,474	$(223,450)

Sales. Total sales were approximately $19.7 million for the three months ended December 31 2011 as compared with approximately $16.7 million for the three months ended December 31, 2010, a significant increase of approximately $3 million, or 18%.  The increase was mainly due to our continued sales and marketing efforts to locate new customers who contributed to the sales growth. With our competitive pricing advantage, we have added 4new domestic customers in this quarter which accounted for 1.2% of total revenue. Although the total sales volume increased largely in this period, our profit margin decreased because the sale prices of our products decreased.

Cost of Sales. Cost of sales for the three months ended December 31, 2011 was approximately $17.1 million, or 86.8 % of sales, as compared with $13.8 million, or 82.7% of sales, for the three months ended December 31, 2010, an increase of approximately $3.3 million or 5%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 4.1% was due to decreased product prices. I As the fierce competition in the packaging industrial, we have to drop the sale prices in order to keep the market shares.

Gross profit. The gross profit margin for the three months ended December 31, 2011was approximately 13.2 % as compared with 17.3% for the three months ended December 31, 2010, a decrease of 4.1%. The decrease was caused by ecreased sales price of our products. In order to maintain and expand our market shares in this competitive packing industry, we have to drop the sale prices to keep old customers and attract new customers. With the improved production technology, we expected the gross margin would increase slightly.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2.2 million for the three months ended December 31, 2011 as compared with approximately $3.3 million for the three months ended December 31, 2010.  Although the sales increase sharply, the company decreases the management members’ salaries temporarily to reduce the administrative expenses.

Income tax.  Income tax was approximately $0.05 million for the three months ended December 31, 2011as compared with approximately $0.12 million for the three months ended December 31, 2010 in accordance with the change of profit before tax.

Net income.  Net income was approximately $0.14 million for the three months ended December 31, 2011as compared with net income of $(0.67) million for the three months ended December 31, 2011, an increase of approximately $0.81 million. The increase in net income was primarily due to the increase of sales.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $ 195,463for the three months ended December 31, 2011compared with a gain of $ 456,780 for the three months ended December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011were translated at RMB 6.35324 to US $1.00 as compared with RMB 6.5920 to US$1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended December 31, 2011and 2010 were RMB 6.35364 and RMB6.6483 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $0.33 million for the three months ended December 31,2011 as compared with $ (0.22) million for the three months ended December 31, 2010. The increase of comprehensive income was mainly due to the large increase of our net income.

Comparison of the six months ended December 31, 2011 and 2010

Six Months Ended December 31	2011	2010
Sales	$44,044,023	$32,843,868
Cost of sales	$38,591,848	$26,399,795
Gross profit	$5,452,175	$6,444,073
Selling, general and administrative expenses	$4,506,119	$5,539,756
Other income (expense)	$14,415	$(293,986)
Income taxes	$141,748	$313,342
Non-controlling interest	$-130	$(81)
Net income (loss)	$818,723	$296,989
Foreign currency translation adjustment	$614,093	$976,226
Comprehensive income (loss)	$1,432,946	$1,273,296

Sales. Total sales were approximately $44 million for the six months ended December 31, 2011 as compared with approximately $32.8 million for the six months ended December 31, 2010, an increase of approximately $11.2 million, or 34.1%. The increase of sales was mainly due to our continued sales and marketing efforts. With our competitive pricing advantage, we added 10 new domestic customers in this period which accounted for 10.5% of total revenue.

Cost of Sales. Cost of sales for the six months ended December 31, 2011 was approximately $38.6 million, or 87.7% of sales, as compared with $26.4 million, or 80.4% of sales, for the six months ended December 31, 2010, an increase of approximately $12.2 million or 46.2%. Our cost of sales is primarily composed of the costs of direct raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of cost of sales as a percentage of sales by 7.3% was mainly due to the purchase price escalation of major raw materials such as paper and plastic particles, which led to a narrower profit margin in three and six months ended December 31, 2011. Our cost of sales may continue to rise as the global commodity prices move higher. Another important reason for the increase of the cost of sale is the decreased sale price of our products. We have to drop the product price to keep and expand the market share.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the six months ended December 31, 2011 was approximately 12.3% as compared with 19.6% for the six months ended December 31, 2010, a decrease of 7.3%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $4.5 million for the six months ended December 31, 2011 as compared with approximately $5.5 million for the six months ended December 31, 2010, a decrease of approximately $1 million, or 22.2%. Although the sales increase sharply, the company decreases the management members’ salaries temporarily to reduce the administrative expenses.

Income tax. Income tax was approximately $0.14 million for the six months ended December 31, 2011 as compared with approximately $0.3 million for the six months ended December 31, 2010, a decrease of approximately $0.16 million or 53.3% in accordance with the change of profit before tax.

Net income. Net income was approximately $0.8 million for the six months ended December 31, 2011 as compared with net income of $0.3 million for the six months ended December 31, 2010, an increase of approximately $0.5 million, or 167%. The increase in net income was primarily due to the increase of the sales and the decrease of general and administrative expenses.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $614,093 for the six months ended December 31, 2011 compared with a gain of $976,226 for the six months ended December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011 were translated at RMB6.3532 to US$1.00 as compared with RMB6.5920 to US$1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2011 and 2010 were RMB6.3784 and RMB6.7042 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $1.4 million for the six months ended December 31, 2011 as compared with $1.3million for the six months ended December 31, 2010. The large amount of foreign currency translation adjustment was due to appreciation of RMB and the increase of our net income.

Liquidity and Capital Resources

	For the six months ended December 31
	2011	2010
Cash flow provided by (used in) operating activities	$4,908,099	$644,331
Cash flow used in investing activities	(7,291,131)	(6,676,852)
Cash flow provided by (used in) financing activities	(629,739)	1,677,302

As of December 31, 2011, we had working capital totaling approximately $15.6 million, including cash and cash equivalents of $2.6 million.

Net cash generated in operating activities was approximately $4.2 million for the six months ended December 31, 2011. This net cash generated was primarily due to the increase of net income, and the increase of accounts payable and accrued expenses by approximately $4.1 million. Net cash generated in operating activities was $0.6 million for the six months ended December 31, 2010 due to the increase of accounts payable balances by approximately $0.8 million.

Net cash used in investing activities for the six months ended December 31, 2011 totaled $7.3 million, related primarily to the purchase property and consideration for acquisition of Jiexin, a subsidiary. Net cash used in investing activities for the six months ended December 31, 2010 totaled $6.7 million, related primarily to the purchase property and equipment and the consideration paid for a land use right of Qingdao Likang.

Net cash provided by financing activities for the six months ended December 31, 2011 was $0.08 million and was related primarily to the proceeds from ling-term debt. Net cash provided in financing activities for the six months ended December 31, 2010 was $0.16 million and was related primarily to the repayment of trade notes payable.

Borrowings and Credit Facilities

We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of December 31, 2011and 2010 were approximately $3.1 million and $3.1 million, respectively. The loan borrowed in 2011 bore an average interest rate of 6.1005% per annum, and borrowed in 2010 bore an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January 2012. As of December 31, 2011, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Jpak’s Annual Report on Form 10-K for the year ended June 30, 2011 for disclosures regarding Jpak’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2011.

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

Date: February 13, 2012

