Form 10-Q/A
period 2011-12-31
Jpak Group, Inc.
filed 2012-03-07
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Form 10-Q/A1 for the period ended December 31, 2011 (“Amended Report”) to correct minor typographical errors contained in the Results of Operation Section of Item 2. Management’s Discussion and Analysis or Plan of Operation (“MD&A”) in Form 10-Q for the period ended December 31, 2011 filed on February 14, 2012 (“Original Report”). The only changes are reflected on page 21, 22 of the Comparison of The Three Months Ended December 31, 2011 and 2010 and page 24 of Liquidity and Capital Resources in MD&A. During the preparation of the Post Effective Amendment No. 10 to our registration statement to conform the disclosure in the Original Report, we noticed an earlier version of MD&A was incorporated in the Original Report by error, therefore, we are filing this Amended Report to correct certain numbers mentioned in MD&A to ensure consistent financial information in the Amended Report.

This Amended Report does not reflect events occurring after the filing of the Original Report on February 14, 2012, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of September 28, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended December 31, 2011 and 2010

Three Months Ended December 31	2011	2010
Sales	$19,686,287	$16,658,221
Cost of sales	$17,077,534	$13,774,638
Gross profit	$2,608,753	$2,883,583
Selling, general and administrative expenses	$2,285,353	$3,307,261
Other income (expense)	$(134,564)	$(130,683)
Income taxes	$49,912	$125,906
Noncontrolling interest	$(87)	$(37)
Net income (loss) attributable to Jpak Group, Inc.	$139,011	$(680,267)
Foreign currency translation adjustment	$195,463	$456,780
Comprehensive income (loss)	$334,474	$(223,450)

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

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2.3 million for the three months ended December 31, 2011 as compared with approximately $3.3 million for the three months ended December 31, 2010.  Although the sales increase sharply, the company decreases the management members’ salaries temporarily to reduce the administrative expenses.

Income tax.  Income tax was approximately $0.05 million for the three months ended December 31, 2011as compared with approximately $0.13 million for the three months ended December 31, 2010 in accordance with the change of profit before tax.

Net income.  Net income was approximately $0.14 million for the three months ended December 31, 2011 as compared with net income of $(0.68) million for the three months ended December 31, 2010, an increase of approximately $0.82 million. The increase in net income was primarily due to the increase of sales.

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

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $0.34 million for the three months ended December 31,2011 as compared with $ (0.22) million for the three months ended December 31, 2010. The increase of comprehensive income was mainly due to the large increase of our net income.

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

Liquidity and Capital Resources

	For the six months ended December 31
	2011	2010
Cash flow provided by operating activities	$4,908,099	$644,331
Cash flow used in investing activities	(7,291,131)	(6,676,852)
Cash flow provided by (used in) financing activities	(629,739)	1,677,302

As of December 31, 2011, we had working capital totaling approximately $15.6 million, including cash and cash equivalents of $2.6 million.

Net cash provided by operating activities was approximately $4.9 million for the six months ended December 31, 2011. This net cash provided was primarily due to the increase accounts payable by approximately $4.1 million. Net cash generated in operating activities was $0.6 million for the six months ended December 31, 2010 due to the increase of accounts payable balances by approximately $0.8 million.

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

Net cash used in financing activities for the six months ended December 31, 2011 was $0.6 million and was primarily related to the increase of due from factor. Net cash provided by financing activities for the six months ended December 31, 2010 was $1.7 million and was related primarily to the proceeds from long-debt.

Borrowings and Credit Facilities

We have entered into several loan agreements with our primary lenders, Qingdao City Commercial Bank, with which we have term loans. The short-term bank borrowings outstanding as of December 31, 2011 and 2010 were approximately $3.1 million and $3.1 million, respectively. The loan borrowed in 2011 bore an average interest rate of 6.1005% per annum, and borrowed in 2010 bore an average interest rate of 5.31% per annum. Secured by properties and equipment of Qindao Renmin, the loan agreements have one-year terms, contain customary affirmative and negative covenants and will expire in January 2012. As of December 31, 2011, we were in material compliance with the terms of our loan agreements. The current borrowings will probably extend after expiration in consideration of the capital demand from our company.

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

Date: March 6, 2012

