Form 10-Q
period 2012-03-31
Jpak Group, Inc.
filed 2012-05-15
CIK 1321559

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☑     No ☐

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

 As of May 15, 2012, there were 36,368,344 shares of the issuer's common stock, par value $.001 per share, outstanding. The issuer also has 5,608,564 shares of Series A Preferred Stock, par value $.0001 per share, outstanding, which shares are convertible into on aggregate of 11,217,128  shares of common stock, and 5,000,000  shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding, which shares are convertible into an aggregate of 8,333,333 shares of common stock, 12,000,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share outstanding, which shares are convertible into an aggregate of 12,000,000  shares of common stock.

PART I – FINANCIAL INFORMATION

JPAK GROUP, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,319,741	$5,574,130
Restricted cash	19,937,018	12,904,460
Accounts receivable, net of allowance for doubtful accounts of $201,092	11,209,720	14,369,228
and $1,339,485 at March 31, 2012 and June 30, 2011, respectively
Due from factor	1,777,305	—
Inventory	10,794,164	10,655,991
Trade notes receivable	934,560	30,940
Advance payments	681,385	773,833
Prepaid expenses and other current assets	1,008,456	1,142,673
Total current assets	49,662,349	45,451,255

Property and equipment, net	27,111,860	18,706,975

Other noncurrent assets:
Advance payments – non current	907,059	592,489
Intangible assets, net	3,160,690	3,134,678
Deferred loss on sales of assets	2,713,391	2,302,922
Prepaid expenses	1,129,103	1,111,259

Total assets	$84,684,452	$71,299,578

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9,625,318	$5,402,866
Trade notes payable	19,070,529	12,513,972
Short-term bank loans	—	3,094,000
Current portion of long-term debt	3,315,968	3,899,818
Advances from customers	1,853,094	61,405
Income tax payable	270,778	9,986
Other current liabilities	623,851	54,705
Total current liabilities	34,759,538	25,036,752
Long-term debt	11,067,859	9,883,005
Total liabilities	45,827,397	34,919,757

Equity
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 5,608,564
shares authorized, issued and outstanding	561	561
Series B convertible preferred stock, $0.0001 par value, 5,000,000
shares authorized, issued and outstanding	500	500
Series C convertible preferred stock, $0.0001 par value, 12,000,000
shares authorized, issued and outstanding	1,200	1,200
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,368,334 shares issued and outstanding at March 31, 2012
and June 30, 2011, respectively	36,368	36,368
Series A preferred stock	2,484,226	2,484,226
Series B preferred stock	1,390,853	1,390,853
Additional paid-in capital	23,903,645	23,903,645
Retained earnings	3,665,548	2,252,319
Statutory reserves	1,826,236	1,826,236
Accumulated other comprehensive income	5,435,881	4,374,319
Total stockholders’ equity	38,745,018	36,270,227
Noncontrolling interest	112,037	109,594
Total equity	38,857,055	36,379,821

Total liabilities and equity	$84,684,452	$71,299,578

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Sales	$23,902,337	$19,705,508	$67,946,360	$52,549,376
Cost of sales	19,908,530	16,694,942	58,500,378	43,094,737
Gross profit	3,993,807	3,010,566	9,445,982	9,454,639
Operating expenses
Selling, general and administrative	3,042,738	2,052,282	7,548,857	7,592,038
Income from operations	951,069	958,284	1,897,125	1,862,601
Other income (expenses):
Interest Income	173,511	12,849	389,355	69,113
Interest expense	(260,419)	(230,117)	(685,000)	(592,708)
Non-operating income, net	(86)	9,286	223,066	21,627
Total other income (expenses)	(86,994)	(207,982)	(72,579)	(501,968)
Income before provision for income taxes	864,075	750,302	1,824,546	1,360,633
Provision for income taxes	269,760	165,027	411,508	478,369
Net income	594,315	585,275	1,413,038	882,264
Less: net loss attributable to noncontrolling interest	(62)	—	(191)	(81)
Net income attributable to Jpak Group, Inc.	594,377	585,275	1,413,229	882,345
Undistributed income attributable to preferred
stockholders	(276,106)	(271,879)	(656,490)	(409,878)
Net income attributable to common
stockholders	$318,271	$313,396	$756,739	$472,467
Basic earnings per common share	$0.01	$0.01	$0.02	$0.01
Diluted earnings per common share	$0.01	$0.01	$0.02	$0.01

Weighted average number of common shares
outstanding
Basic	36,368,334	36,368,334	36,368,334	36,368,334
Diluted	67,918,795	67,918,795	67,918,795	68,287,451

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$594,315	$585,275	$1,413,038	$882,264
Other comprehensive income
Foreign currency translation adjustment	448,191	228,533	1,064,196	1,207,902
Total other comprehensive income	448,191	228,533	1,064,196	1,207,902
Comprehensive income	1,042,506	813,808	2,477,234	2,090,166
Less: comprehensive income attributable to
the noncontrolling interest	661	714	2,443	3,857
Comprehensive income attributable to
Jpak Group, Inc.	$1,041,845	$813,094	$2,474,791	$2,086,309

The accompanying notes are an integral part of these consolidated financial statements.

JPAK GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,413,038	$882,264
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,494,207	1,039,053
Share-based payment	—	719,439
Loss on disposal of fixed assets	105,758	9,557
Deferred tax assets	(25,507)	—
Gain on acquisition of a subsidiary - Jiexin	(207,968)	—
Changes in assets and liabilities:
Accounts receivable	4,034,121	(5,031,544)
Inventory	962,665	(312,274)
Trade notes receivable	(897,465)	(93,531)
Advance payments	180,762	1,558,161
Prepaid expenses and other current assets	(25,741)	(266,542)
Accounts payable and accrued expenses	4,156,799	1,854,723
Income tax payable	258,991	60,678
Advances from customers	1,775,043	(44,047)
Other current liabilities	145,240	(994)
Total adjustments	11,956,905	(507,321)
Net cash provided by operating activities	13,369,943	374,943

Cash flows from investing activities:
Advance payments for fixed assets	(304,038)	24,772
Additions to property and equipment	(9,812,528)	(3,795,651)
Proceeds from disposal of fixed assets	47,100	5,892
Acquisition of intangible assets – land use rights	(764,051)	(3,080,127)
Net cash used in investing activities	(10,833,517)	(6,845,114)

Cash flows from financing activities:
Restricted cash	(6,683,593)	(4,455,568)
Due from factor	(1,766,646)	—
Issuance of trade notes payable	6,219,730	4,147,413
Proceeds from short-term bank loans	(3,149,000)	—
Proceeds from long-term debt	1,128,285	2,371,110
Repayment of long-term debt	(858,557)	(465,732)
Additional paid-in capital	—	—
Net cash provided by (used in) financing activities	(5,109,781)	1,597,223
Effect of foreign currency translation on cash	318,966	99,877
Net decrease in cash and cash equivalents	(2,254,389)	(4,773,071)
Cash and cash equivalents – beginning	5,574,130	6,221,273
Cash and cash equivalents – ending	$3,319,741	$1,448,202
Supplemental schedule of non-cash activities
Deferred loss—sale leaseback	$733,179	$217,740

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2012 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2011.

Reclassification

Certain amounts as of June 30, 2011 and March 31, 2011 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of March 31, 2012 and June 30, 2011, the Company had restricted cash of $19,937,018 and $12,904,460, respectively. These restricted cash balances are reserved for settlement of trade notes payable and open letter of credit in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable and letter of credit is restricted as to withdrawal or use, and is currently earning interest.

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

The balance of allowance for doubtful accounts amounted to $201,092 and $1,339,485 as of March 31, 2012 and June 30, 2011, respectively. Hunan Zhuzhou Intermediate People's Court approved Hunan Taizinai Group Bio-Tech Co., Ltd., one of the Company’s customers, to go through the restructuring procedures. According to the Written Ruling from the Civil Court and in debt covenant, $1,170,430 of the allowance was written off this quarter.

Note 5– Due from Factor

Due from factor as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Receivables assigned to factor	$7,796,505	$—
Advance from factor	(6,019,200)	—
Amounts due from factor	$1,777,305	$—

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5– Due From Factor (continued)

Pursuant to the factoring agreement with recourse against the Company in the event of a loss, Industrial and Commercial Bank of China acts as its factor for some of its receivables, which are assigned on a pre-approved basis. The advances for factored receivables are made pursuant to a revolving credit and security agreement, which expires on September 30, 2012 and January 31,2013 respectively.

Note 6– Inventory

Inventory, which includes material, labor, and manufacturing overhead, as of March 31, 2012 and June 30, 2011, consists of the following:

	March 31, 2012	June 30, 2011
Raw materials	$7,030,648	$8,423,431
Work in process	845,602	675,738
Finished goods	2,593,647	1,296,126
Parts and supplies	324,267	260,696
Total	$10,794,164	$10,655,991

Note 7 – Advance Payments

Advance payments as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Advance payments for inventory	$681,385	$773,833
Advance payments for equipment	907,059	592,489
Total	$1,588,444	$1,366,322

Note 8 – Property and Equipment

Property and equipment as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Buildings	$5,064,256	$4,928,620
Machinery and equipment	15,656,065	14,435,629
Machinery—capital lease	3,080,800	3,370,395
Subtotal	23,801,121	22,734,644
Less: Accumulated depreciation	12,791,961	11,040,592
	11,009,160	11,694,052
Add: Construction in progress	16,102,700	7,012,923
Total	$27,111,860	$18,706,975

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $617,996 and $433,302 respectively. Depreciation expenses for the nine months ended March 31, 2012 and 2011 were $1,445,540 and $1,002,944, respectively. For the nine months ended March 31, 2012 and 2011, amortization of machinery and equipment under capital lease included in depreciation expense was $194,137 and $136,434, respectively.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Intangible Assets

Intangible assets as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Land use rights	$3,264,052	$3,187,808
Less: accumulated amortization	103,362	53,130
Total	$3,160,690	$3,134,678

The intangible assets represent consideration payment and other expenditures for land use right of Qingdao Likang for a parcel of land with an area of approximately 65,064 square meters. The total cost is amortized over 50 years. Amortization expense for the three months ended March 31, 2012 and 2011 was $16,360 and $15,618, respectively. Amortization expense for the nine months ended March 31, 2012 and 2011 was $48,667and $36,109, respectively.

Note 10 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011
Accounts payable	$8,483,241	$4,745,322
Accrued expenses	1,142,077	657,544
Total	$9,625,318	$5,402,866

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 11 – Trade Notes Payable

Trade notes payable consist of non-collateralized non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding under the notes as of March 31, 2012 and June 30, 2011 were $19,070,529 and $12,513,972, respectively.

Note 12 – Long-Term Debt

Long term debt as of March 31, 2012 and June 30, 2011, consists of the following:

	March 31,	June 30,
	2012	2011
Loans from employees, interest is paid at an annual fixed rate of 10%.
Interest payments are made semi-annually with no principal payments
due until April 1, 2012, as per the terms of the loan agreement.	$5,830,704	$5,385,107

On November 27, 2009, the Company entered into a sale-leaseback transaction with International Fareastern Leasing Co., Ltd. The transaction was accounted for as a financing arrangement in the amount of approximately $1.4 million. The annual principal and interest payment is
$441,048, and the term of the arrangement is four years. The agreement was terminated before the prescribed time. Refer to Note 18.	$—	$843,561
In December 2010, two other sale-leaseback agreements established on November 27, 2009 went into effect, which represents financing arrangement in the total amount of approximately $1.65 million, received in two allotments. The annual principal and interest payment is $501,561 and the term of the arrangement is four years. Refer to Note 18.	$1,046,209	$1,366,155

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 – Long-Term Debt (continued)

	March 31,	June 30,
	2012	2011
February 1, 2012, the Company entered into two sale-leaseback transaction with International Fareastern Leasing Co., Ltd., which was account for as a financing arrangement in the amount of approximately $1.36 million. The annual principal and interest payment is $ 420,932 and the term of the arrangement is four years. Refer to Note 18.	$1,170,914	$—

On April 28, 2011, the Company obtained a loan from Bank of Qingdao. The Principle is to be paid in full by April 28, 2016. The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the PRC’s central bank, China People’s bank. The average interest rate for the six month ended December 31, 2011 was approximately 7.6475%. Interest is paid monthly. The loan was designated to finance the construction of Qingdao Likang. The loan was secured by the Company’s construction in progress and guaranteed by the Company’s subsidiary-Qingdao Renmin.	$6,336,000	$6,188,000
Total	$14,383,827	$13,782,823
Less: Current portion of loans	2,399,760	2,688,686
Current portion of obligation under capital lease	916,208	1,211,132

Total current portion	3,315,968	3,899,818
Total long-term portion	$11,067,859	$9,883,005

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

On December 15, 2010, JPAK granted five year options to purchase up to 3,600,000 shares of the common stock of the Company at the exercise price of $0.20 per share to four of its key employees in accordance with the 2010 Equity Incentive Plan. All the options vested immediately upon issuance. The fair value of each option grant is estimated on the granted date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 2010: expected volatility of 299.23 percent and risk-free interest rate of 2.11 percent.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 14– Income Taxes

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. The grandfathering treatments for unutilized tax holiday are provided for certain qualified FIEs. For those FIEs which have already commenced their qualified tax holidays before 2008, they can continue to enjoy the remaining unutilized tax holidays until expiry. For those qualified old FIEs which have not commenced their tax holidays before 2008 due to cumulative losses, their tax holidays will be deemed to commence in 2008 and can be utilized until expiry. Currently, the Company does not believe that the new CIT law will affect the preferential tax treatments (i.e. the unutilized tax holiday) that it is entitled to. Accordingly, since January 1, 2009, the Company has commenced the 3-year period of tax holidays by a 50% reduction of FEIT with an effective tax rate of 12.5%, and for the nine months ended March 31, 2012 and 2011, the income tax expense was $411,508 and $478,369, respectively.

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

Note 15– Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $755,391 and $350,489 for the nine months ended March 31, 2012 and 2011, respectively.

Note 16– Risk Factors

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

Note 17 - Risk of Concentrations and Credit Risk

For the nine months ended March 31, 2012 and 2011, five vendors accounted for approximately 81% and 74% of the Company’s purchases, respectively. Total purchases from these vendors were $58,148,769 and $38,825,494 for the nine months ended March 31, 2012 and 2011, respectively.

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 17 - Risk of Concentrations and Credit Risk (continued)

For the nine months ended March 31, 2012 and 2011, five customers accounted for approximately 64.6% and 68.3% of the Company’s revenue, respectively. Total sales to these customers were $43,856,804 and $35,896,674 for the nine months ended March 31, 2012 and 2011, respectively.

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

Note 18 – Sale-Leaseback Transaction Accounted for as a Financing Arrangement

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed one to refinance its printing equipment. One of the equipments, with a book value of approximately $3.4 million was sold for approximately $1.4 million. The remaining two went into effect in December 2010, after which the equipment valued at approximately $2.4 million was sold for approximately $1.65 million. The company prematurely ended a $1.5 million financial lease obligation in February 2012 by paying the full balance due. The company also entered into two other sale-leaseback arrangements with international Fareastern leasing Co., Ltd. The equipment with a book value of approximately $3.97 million was sold for approximately $1.36 million. The cash received was used towards the original invoice amount. The transaction was accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated.

The loss on the sale of the equipment was deferred and amortized over the remaining useful life of the leased assets as an increase of depreciation expense. For the nine months ended March 31, 2012, the Company amortized $185,986 and $140,448 of the deferred loss into depreciation expense. A financing obligation in the amount of $2.34 million, representing the proceeds, has been recorded under long-term debt in the Company’s balance sheet, and is being reduced based on payments under the lease.

The lease has a term of four years and requires minimum annual lease payments as follows:

Year Ending June 30	Amount
2012	$229,052
2013	916,208
2014	916,208
2015	789,738
2016	245,544
Total	$3,096,750

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

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 19 – Earnings Per Share (continued)

Basic EPS for the three months ended March 31, 2012 was computed as follows:

Net income attributable to Jpak Group, Inc.	$594,377
Less dividends paid to:
Common shareholders	—
Series A convertible preferred shareholders	—
Series B convertible preferred shareholders	—
Series C convertible preferred shareholders	—
Undistributed income	$594,377

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Common	preferred	preferred	preferred
	Stock	stock	stock	stock
Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.01	0.01
Totals	$0.01	$0.02	$0.01	$0.01

Diluted EPS for the three months ended March 31, 2012 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$318,271	36,368,334	$0.01
Warrants	—	—	—
	318,271	36,368,334	$0.01
Series A preferred stock conversion	98,164	11,217,128	—
Series B preferred stock conversion	72,927	8,333,333	—
Series C preferred stock conversion	105,015	12,000,000	—
Diluted earnings for common stock	$594,377	67,918,795	$0.01

Basic EPS for the three months ended March 31, 2011 was computed as follows:

Net income attributable to Jpak Group, Inc.	$585,275
Less dividends paid to:
Common shareholders	—
Series A convertible preferred shareholders	—
Series B convertible preferred shareholders	—
Series C convertible preferred shareholders	—
Undistributed income	$585,275

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.02	0.01	0.01
Totals	$0.01	$0.02	$0.01	$0.01

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 19 – Earnings Per Share (continued)

Diluted EPS for the three months ended March 31, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$313,396	36,368,334	$0.01
Warrants	—	—	—
	313,396	36,368,334	$0.01
Series A preferred stock conversion	96,661	11,217,128	—
Series B preferred stock conversion	71,811	8,333,333	—
Series C preferred stock conversion	103,407	12,000,000	—
Diluted earnings for common stock	$585,275	67,918,795	$0.01

Basic EPS for the nine months ended March 31, 2012 was computed as follows:

Net income attributable to Jpak Group, Inc.				$1,412,229
Less dividends paid to:
Common shareholders				—
Series A convertible preferred shareholders				—
Series B convertible preferred shareholders				—
Undistributed earnings				$1,413,229

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	Convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.01	0.03	0.03	0.02
Totals	$0.01	$0.03	$0.03	$0.02

Diluted EPS for the nine months ended March 31, 2012 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$756,739	36,368,334	$0.02
Options	—	—	—
	756,739	36,368,334	$0.02
Series A preferred stock conversion	233,402	11,217,128	—
Series B preferred stock conversion	173,397	8,333,333	—
Series C preferred stock conversion	249,691	12,000,000	—
Diluted earnings for common stock	$1,413,229	67,918,795	$0.02

JPAK GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 19 – Earnings Per Share (continued)

Basic EPS for the nine months ended March 31, 2011 was computed as follows:

Net income attributable to Jpak Group, Inc.				$882,345
Less dividends paid to:
Common shareholders				—
Series A convertible preferred shareholders				—
Series B convertible preferred shareholders				—
Undistributed earnings				$882,345

Basic earnings per share amounts:
		Series A	Series B	Series C
	Common	convertible	convertible	convertible
	Stock	preferred stock	preferred stock	preferred stock

Distributed earnings	$0.00	$0.00	$0.00	$0.00
Undistributed earnings	0.02	0.03	0.02	0.01
Totals	$0.02	$0.03	$0.02	$0.01

Diluted EPS for the nine months ended March 31, 2011 was computed as follows using the If-Converted Method:

	Distributed &
	Undistributed
	earnings to
	Common	Common	Earnings
	Stock	Shares	Per Share

As reported - Basic	$472,467	36,368,334	$0.01
Options	—	368,656	—
	472,467	36,736,990	$0.01
Series A preferred stock conversion	145,724	11,217,128	—
Series B preferred stock conversion	108,260	8,333,333	—
Series C preferred stock conversion	155,894	12,000,000	—
Diluted earnings for common stock	$882,345	68,287,451	$0.01

Note 20– Supplemental Cash Flow Information

	Nine Months Ended March 31,
	2012	2011

Cash paid for interest	$626,203	$413,035
Cash paid for income taxes	$214,047	$387,019

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Jpak for the three and nine months ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Qingdao Jiexin Recycling Resources Technological Development Co., Ltd. (“Qingdao Jiexin”) was established on August 29, 2008, in the city of Qingdao, PRC. On July 20, 2011, Qingdao Renmin contributed RMB 5,000,000 (approximately $773,500) and acquired 100% interest in Qingdao Jiexin. As a result, Qingdao Jiexin became a wholly-owned subsidiary of Qingdao Renmin. The fair value of the identifiable assets acquired and liabilities assumed of $979,791 exceeded the fair value of the purchase price of the business of $773,500. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedure and resulting measures were appropriate. Accordingly, the Company recognized a gain of $207,083 associated with the acquisition. The gain is included in the line item “Non-operating income” in the Consolidated Statements of Operations for the nine months ended March 31, 2012, the Company consolidated the financial statements of Qingdao Jiexin and eliminated the intercompany transactions, including the RMB 5,000,000 (approximately $773,500) investment in Qingdao Renmin.

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

In October 2006, Qingdao Renmin invested in Qingdao Delikang Packing Machinery Co., Ltd., (“Qingdao Delikang”), a joint venture with Xi’an Heiniu Machinery, Co.. Qingdao Renmin is the 51% owner of Qingdao Delikang. The main business of this joint venture is to research and develop filling machines. Our first filling machine can run at approximately 12,000 packages output per hour. As disclosed in our Annual Report on Form 10K/A for the year ended June 30, 2011, we finished testing this machine with one of our customers; however, the test results were unsatisfactory and we may need to send the machine back to the Xi’an machinery for adjusting. As this is our first filing machine, the testing and adjustments are necessary; therefore, it may take longer than we originally expected for the machines to run as we planned. The second filing machine was installed and we are negotiating with our customers for testing.

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

With the planning and construction of our new plant of Qingdao Likang, we anticipate that a new line for normal pack would be put into production in July 2011. As our finances permit, further expansion will be continued in the following two or three years which may increase our annual capacity to 8.0 billion packs per annum in total.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended March 31, 2012 and 2011

Three Months Ended March 31	2012	2011
Sales	$23,902,337	$19,705,508
Cost of sales	$19,908,530	$16,694,942
Gross profit	$3,993,807	$3,010,566
Selling, general and administrative expenses	$3,042,738	$2,052,282
Other income (expense)	$(86,994)	$(207,982)
Income taxes	$269,760	$165,027
Non-controlling interest	$(62)	$-
Net income	$594,315	$585,275
Foreign currency translation adjustment	$448,191	$228,533
Comprehensive income	$1,042,506	$813,808

Sales. Total sales were approximately $23.9 million for the three months ended March 31, 2012 as compared with approximately $19.7 million for the three months ended March 31, 2011, an increase of approximately $4.2 million, or 21.3%. The increase of sales was mainly due to our continued sales and marketing efforts, which have enabled us to locate new customers. With our competitive pricing advantage, we have added 2 new domestic customers in this quarter which accounted for 0.35% of total revenue.

Cost of Sales. Cost of sales for the three months ended March 31, 2012 was approximately $19.9 million, or 83.3% of sales, as compared with $16.7 million, or 84.8% of sales, for the three months ended March 31, 2011, an increase of approximately $3.2million or 19.3%. Our cost of sales is primarily composed of the costs of raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease of cost of sales as a percentage of sales by 1.5% was due to the decreased prices of plastic particles.

Gross profit. As a result of the decrease in the percentage of cost of sales, the gross profit margin for the three months ended March 31, 2012 was approximately 16.7% as compared with 15.3% for the three months ended March 31, 2011, an increase of 1.4%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $3.0 million for the three months ended March 31, 2012 as compared with approximately $2.1 million for the three months ended March 31, 2011, an increase of approximately $0.9 million, or 48.3%. The large increase was mainly due to the growing freight, wages and social welfare expenses, and research and development expenses.

Income tax. Income tax was approximately $0.27 million for the three months ended March 31, 2012 as compared with approximately $0.17 million for the three months ended March 31, 2011, an increase of approximately $0.4million or 2.35 times in accordance with the change of profit before tax and the income tax rate is 25% from January 2012 .

Net income. Net income was approximately $0.594 million for the three months ended March 31, 2012 as compared with net income$0.585 million for the three months ended March 31, 2011. The small increase in net income was primarily due to the increase of gross profit, which offset the rise of general and administrative expenses and the increase in income tax.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $448,191 for the three months ended March 31, 2012 compared with $228,533 for the three months ended March 31, 2011. The balance sheet amounts with the exception of equity at March 31, 2012 were translated at RMB6.31313 to US$1.00 as compared with RMB6.54879 to US$1.00 at March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2012 and 2011 were RMB6.29723 and RMB6.58940 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $1.0 million for the three months ended March 31, 2012 as compared with comprehensive income$0.81 million for the three months ended March 31, 2011. The large amount of foreign currency translation adjustment was due to appreciation of RMB and the increase of our net income.

Comparison of the nine months ended March 31, 2012 and 2011

Nine Months Ended March 31	2012	2011
Sales	$67,946,360	$52,549,376
Cost of sales	$58,500,378	$43,094,737
Gross profit	$9,445,982	$9,454,639
Selling, general and administrative expenses	$7,548,857	$7,592,038
Other income (expense)	$(72,579)	$(501,968)
Income taxes	$411,508	$478,369
Non-controlling interest	$(191)	$(81)
Net income (loss)	$1,413,038	$882,264
Foreign currency translation adjustment	$1,064,196	$1,207,902
Comprehensive income (loss)	$2,477,234	$2,090,166

Sales. Total sales were approximately $67.9 million for the nine months ended March 31, 2012 as compared with approximately $52.5 million for the nine months ended March 31, 2011, an increase of approximately $15.4 million, or 29.3%. The increase of sales was mainly due to our continued sales and marketing efforts to locate new customers. With our competitive pricing advantage, we have added 10 new domestic customers during the nine months ended March 31, 2012, which accounted for 5.9% of total revenue.

Cost of Sales. Cost of sales for the nine months ended March 31, 2012 was approximately $58.5million, or 86.1% of sales, as compared with $43.1 million, or 82% of sales, for the nine months ended March 31, 2011, an increase of approximately $15.4 million or 35.7%. Our cost of sales is primarily composed of the costs of raw materials (mainly paper materials, polyethylene materials, aluminum materials, printing materials), labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. Although the raw material prices plateaued in the first quarter of 2012, the rise in the purchase price of major raw materials, such as paper and plastic particles, over the last two quarters of 2011 was the main reason for the increased cost of sales. Although we try to use material-saving techniques to cut down the portion of cost of sales, our efforts may be limited compared with the price increase of certain raw materials.

Gross profit. As a result of the increase in the percentage of cost of sales, the gross profit margin for the nine months ended March 31, 2012 was approximately 13.9% as compared with 18% for the nine months ended March 31, 2011, a decrease of 4.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $7.54 million for the nine months ended March 31, 2012 as compared with approximately $7.59 million for the nine months ended March 31, 2011, a decrease of approximately $0.05million, or 0.57%. Although the sales increased by 29.3%, the expenses have not changed much.

Income tax. Income tax was approximately $0.41 million for the nine months ended March 31, 2012 as compared with approximately $0.48 million for the nine months ended March 31, 2011, a decrease of approximately $0.07 million or 14.0% in accordance with the change of profit before tax.

Net income. Net income was approximately $1.41 million for the nine months ended March 31, 2012 as compared with net income of $0.88 million for the nine months ended March 31, 2011, an increase of approximately $0.53 million, or 60.2%. The increase in net income was primarily due to the increased other income.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and was a gain of $1,064,196 for the nine months ended March 31, 2012 compared with a gain of $1,207,902 for the nine months ended March 31, 2011. The balance sheet amounts with the exception of equity at March 31, 2012 were translated at RMB6.31313 to US$1.00 as compared with RMB6.54879 to US$1.00 at March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended March 31, 2012 and 2011 were RMB6.35122 and RMB6.65779 to US$1.00.

Comprehensive income. The comprehensive income, which adds the currency adjustment to net income, was $2.5 million for the nine months ended March 31, 2012 as compared with $2.1million for the nine months ended March 31, 2011. The large amount of foreign currency translation adjustment was due to rapid appreciation of RMB.

Liquidity and Capital Resources

	For the nine months ended March 31,
	2012	2011
Cash flow from operating activities	$13,369,943	$374,943
Cash flow from investing activities	(10,833,517)	(6,845,114)
Cash flow from financing activities	(5,109,781)	1,597,223

As of March 31, 2012, we had working capital totaling approximately $14.9 million, including cash and cash equivalents of $3.3 million.

Net cash generated in operating activities was approximately $13.4 million for the nine months ended March 31, 2012. This net cash generated was primarily due to the increase of income, and the decrease of account receivable balances by approximately $4 million, and increase of accounts payable balances by approximately$4.1 million. Net cash generated in operating activities was $0.37 million for the nine months ended March 31, 2011. This net cash used was primarily due to the increase of net income, and increased account receivable and inventory balances by approximately $5.3 million offset the increase of advanced payment and accounts payable by approximately 1.56 million and 1.85 million respectively.

Net cash used in investing activities for the nine months ended March 31, 2012 totaled $10.8 million primarily due to the purchase and advanced payments for property and equipment and the consideration paid for acquisition of Qingdao Jiexin. Net cash used in investing activities for the nine months ended March 31, 2011 totaled $6.8 million primarily due to the purchase of property and equipment, and acquisition of land use rights for Qingdao Likang as well.

Net cash used in financing activities for the nine months ended March 31, 2012 was $5.1 million primarily due to the increase of restricted cash and due from factor. Net cash generated in financing activities for the nine months ended March 31, 2011 was $1.6 million primarily due to the issuance of trade notes payable and the two new sale-leaseback transactions in this period.

 Borrowings and Credit Facilities

On November 27, 2009, the Company entered into three sale-leaseback arrangements with International Fareastern Leasing Co., Ltd and completed one to refinance its printing equipment. One piece of the equipment, with a book value of approximately $3.4 million was sold for approximately $1.4 million. The company prematurely ended a $1.5 million financial lease obligation in February 2012 by paying the full balance due. The remaining two went into effect in December 2010, after which the equipment valued at approximately $2.4 million was sold for approximately $1.65 million. The company also entered into two other sale-leaseback arrangements with International Fareastern Leasing Co ., Ltd. The equipment with a book value of approximately $3.97 million was sold for approximately $1.36 million. The cash received was used towards the original invoice amount. The transaction was accounted for as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. The annual principal and interest payment is $916,208 and the term of the arrangement is four years

On April 28, 2011, the subsidiary of the company, Qingdao Likang entered into one long-term loan with the Bank of Qingdao for approximately $6.2 million with an average interest 7.6475% in the first year. The loan agreement has a 5-year term, contains customary affirmative and negative covenants and will expire in April 28, 2016.

Capital Commitment

On August 12, 2010, Qingdao Likang, our indirectly owned subsidiary, entered into a land use right transfer agreement with Qingdao Territories and House Administration Bureau, pursuant to which, Qingdao Likang was granted a 50-year use right for a parcel of land in Qingdao with an area of approximately 65,064 square meters. Qingdao Likang has paid the consideration and started building a new plant on the land and the construction is estimated to be completed by June 2012 .

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

(b)	Changes in internal control over financial reporting

Since April 2009, we have been working diligently on the evaluation of internal controls based on COSO framework. The evaluation covers all the major financial reporting processes, including procurement, revenue, inventory, fixed assets, tax, treasury and financial reporting. As a result, we had identified a number of material weaknesses. We have subsequently implemented remediation measures to correct these weaknesses.  We believe that these corrective steps have remediated the material weaknesses disclosed in our annual report on Form 10-K for the year ended June 30, 2011 and our internal controls are now effective.

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

Date: May 15, 2012

